Form 10-Q
period 2010-06-30
Tianli Agritech, Inc.
filed 2010-08-11
CIK 1486299

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 001-34799

TIANLI AGRITECH, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite F, 23rd Floor, Building B, Jiangjing Mansion

228 Yanjiang Ave., Jiangan District, Wuhan City

Hubei Province, China 430010

(Address of principal executive offices and zip code)

(+86) 27 8274 0726

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐ Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 50,000,000 common shares. As of the date of this report, the Company has issued and outstanding 10,125,000 common shares.

TIANLI AGRITECH, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the timing of the development of future products;

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities of our business operations;

•	statements of expected future economic performance;

•	statements regarding competition in our market; and

•	assumptions underlying statements regarding us or our business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our company is in the business of breeding, raising, and selling hogs in the Wuhan city area of the People’s Republic of China (“PRC”). We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd. (“WFOE”). Fengze mainly produces hogs for slaughter and sells breeding stock. Fengze currently owns and operates nine commercial farms in Wuhan. The ninth farm commenced operations in May 2010 and is in the process of reaching an operating capacity of 20,000 hogs. At present, the ninth farm has over 480 breeder hogs, which is expected to increase to over 1,200 breeder hogs by the time it reaches capacity. These farms raise and sell hogs for both breeding and meat purposes. These farms, in the aggregate, currently have an annual production capacity of approximately 110,000 hogs and expect this to increase to approximately 130,000 hogs once the ninth farm reaches full operating capacity. We had eight farms operating in 2009 and 2010, until the ninth farm was added in May 2010. During the first half of 2010, we increased our overall production capacity, which resulted in increased sales of hogs during that period.

We currently derive substantially all of our revenues from hog farming. While we record a nominal amount of revenue from the sale of hog waste products, it is not a current focus of our company.

In the last two years, our business has grown rapidly as a result of the expansion of our capacity as discussed above, China’s strengthening economy, and a strong demand for our hogs.

Principal Factors Affecting our Results of Operations

Revenues

We primarily derive our revenues from the sale of hogs to breeders, brokers and slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or meat hogs. Some of the hogs are bred and raised for the purpose of sale as meat hogs, while others become meat hogs because customers do not select them as breeder hogs. For example, very few boars are required for breeding purposes, compared with sows. As approximately half of a litter will be boars, most boars will generally grow into meat hogs.

We also receive some subsidies from the government for operating our farms. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities. Others, such as subsidies for hog insurance, are ongoing so long as we qualify.

Factors Affecting Revenues

The following factors affect the revenues we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included in our registration statement on Form S-1, SEC File No. 333-165522.

Consumer demand for pork products. Consumer demand for pork products is closely linked to the performance of the general Chinese economy and is sensitive to business and personal discretionary spending levels.

Declines in consumer demand due to adverse general economic conditions, lower consumer confidence and changes in consumer preferences for pork as compared with other meats can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles can subject our revenues to volatility.

Government action in our industry. Because pork occupies such a central role in the Chinese economy, the government has occasionally taken action to prevent the price of pork from dropping below specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit.

Competition. While the hog farming industry in Hubei province and Wuhan city includes a large number of farms, a number of those farms are smaller farms that sell few hogs per year. We believe the incentives being given to farms that reach specified annual production capacities are likely to result in a consolidation of the industry. Our ability to qualify for these incentives for our operations allows us to receive non-recurrent revenue from the subsidies, as well as benefit from increased economies of scale in our operations.

Expansion. We believe we must continue to expand our production capacity to seize additional market share. Since 2006, we have acquired several hog farms and completed building a ninth hog farm, which commenced operations in May 2010. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow.

Epidemic outbreaks. The outbreak of animal diseases could adversely affect our revenues. An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our sales.

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs for sale, we incur a number of costs that factor in to costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, sporadic equipment costs, insurance expense, and sewage charges.

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our corporate, communication costs, gasoline, welfare expenses, education expenses, professional fees (including consulting, audit and legal fees), travel and business hospitality expenses, land rent, inventory gains and losses, amortization of land use rights, and other office administrative and related expenses.

Research and development costs. Research and development costs include wages related to research and development personnel and expenses related to research.

Sales and marketing costs. Sales and marketing costs include salaries, wages, and promotion expenses.

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we occasionally purchase breeding stock to continue to improve the genetic breeding pool. Similarly, the price of corn in China is important to our operations, because the primary component of the hogs’ diet is corn. To the extent the prices of these materials vary, our cost of goods will fluctuate. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Transition to public company. As we are now a public company, we expect that our administrative costs will increase materially, as we need to comply with detailed reporting requirements.

Number of customers. The more customers we have, the higher selling expenses, travel expenses and the like will be. At present, we sell substantially all of our hogs within Wuhan to a relatively small number of customers. We believe this concentration of customers has allowed us to focus our marketing and selling efforts in a relatively narrow area.

Number of farms we operate. We have acquired or constructed a number of hog farms in the last several years. As we operate more farms, our administrative expenses tend to increase in dollars but decrease as a percentage of revenues.

Advertising expense. If and when we open any retail locations, we expect that we will face increases in our advertising expenses to establish our brand image and retail recognition.

Comparison of the Results of Operations for the Three Months Ended June 30, 2010 and 2009

All amounts, other than percentages, are in U.S. dollars

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$5,448,315	$2,902,995	$2,545,320	88%
Costs of goods sold	3,064,619	1,955,470	1,109,149	57%

Gross profit	2,383,696	947,525	1,436,171	152%
General and administrative expenses	250,921	106,074	144,847	137%
Selling expenses	13,026	2,585	10,441	404%

Income from operations	2,119,749	838,866	1,280,883	153%

Interest expenses, net	(11,642)	(3,560)	(8,082)	227%
Subsidy income	—	14,703	(14,703)	(100)%
Other income	3,748	8,898	(5,150)	(58)%

Net other income (expense)	(7,894)	20,041	(27,935)	n/m %

Income before income taxes	2,111,855	858,907	1,252,948	146%
Income taxes	—	—	—	—

Net income	$2,111,855	$858,907	$1,252,948	146%

Revenues. Our revenues increased by approximately 88% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This growth was primarily a result of the increased production in our operating farms as they reached capacity. The bulk of the increased revenue came from increased sales of breeder hogs and to a lesser extent, meat hogs. The table below illustrates the growth of our sales on a product by product basis.

Sales by Products

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	7,046	$325	$2,289,950	1,733	$280	$485,240
Meat Hogs	18,769	$168	$3,158,365	15,368	$157	$2,417,755
Total	25,815	$211	$5,448,315	17,101	$170	$2,902,995

We sold approximately 307% more breeder hogs in the second quarter of 2010 than we sold in the same period of 2009, and these breeder hogs had an average price per hog that was approximately 16% higher than in the second quarter of 2009. As a result, sales attributable to breeder hogs increased by approximately 372%.

We sold approximately 22% more meat hogs in the second quarter of 2010 than in the same period of 2009, with an average price per hog that was approximately 7% higher than in the comparable 2009 period. As a result, sales attributable to meat hogs increased by approximately 31%.

By improving the health of our hogs with the use of premix feed, we have been able to decrease mortality and thus increase revenues by having more hogs available for sale, without incurring the higher costs associated with medical care and medicine.

Profit Margins. Our gross profit margins increased to 44% in the second quarter of 2010 from 33% in the same period of 2009, primarily as a result of the increased percentage of sales of breeder hogs (which have a higher profit margin than meat hogs), China’s implementation of a pork price stabilization policy and stable feeding costs of the hogs. In the second quarter of 2010, we were able to expand the sales of breeder hogs and contain costs and thus we were able to improve our gross profit margins.

The gross margin for breeder hogs was 57% and 50% in the second quarter of 2010 and 2009, respectively, and the gross margin for meat hogs was 34% and 29% in the second quarter of 2010 and 2009, respectively. Breeder hogs accounted for 42% and 17% of the second quarter of 2010 and 2009 revenues, respectively, and meat hogs accounted for 58% and 83% of the second quarter of 2010 and 2009 revenues, respectively.

Expenses. General and administrative expenses increased $144,847 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, an increase of 137%. This increase was primarily a result of increases in payroll expenses and daily operating expenses due to our increased number of farms, and higher professional expenses such as audit and legal fees stemming from our initial public offering (“IPO”).

Net Other Income (Expense). Net other income (expense) decreased from income of $20,041 in the three months ended June 30, 2009 to an expense of $7,894 in the three months ended June 30, 2010, which represented a decrease of $27,935. This was primarily the result of a reduction of $14,703 in governmental subsidies income due, we believe, to a delay in the grant.

In the past we have benefitted from government grants and subsidies. While there is no guarantee that we will continue to receive such subsidies in future periods, we are not aware of any action the government has taken that suggests that any changes to such subsidy levels or qualifications are currently contemplated.

Income Taxes. We are subject to the Income Tax Law of the PRC. However, according to the Income Tax Law of the PRC, companies that are engaged in agricultural business are exempt from the 25% enterprise income tax. We are engaged in the business of breeding, raising, and selling hogs for use in Chinese pork production and hog breeding markets, and thus are currently exempt from the Chinese income tax. We are incorporated in the British Virgin Islands and, under the current tax laws of the British Virgin Islands, are not subject to income taxes.

In addition, our hog sales are not subject to the PRC’s 17% VAT or the 5% business tax levied on the income from services rendered. According to the PRC tax regulations, companies engaging in agricultural business are exempt from these taxes.

Net Income. Our net income for the three months ended June 30, 2010 and 2009 was $2,111,855 and $858,907, respectively. The increase in net income is primarily a result of the increased level of hog sales, particularly breeder hogs. The efficient control and management of production costs, administrative expenses and animal diseases also contributed to our increase in net income.

Comparison of the Results of Operations for the Six Months Ended June 30, 2010 and 2009

All amounts, other than percentages, in U.S. dollars

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$9,918,259	$6,004,055	$3,914,204	65%
Costs of goods sold	5,668,572	3,898,113	1,770,459	45%

Gross profit	4,249,687	2,105,942	2,143,745	102%
General and administrative expenses	419,267	219,780	199,487	91%
Selling expenses	24,765	3,374	21,391	634%

Income from operations	3,805,655	1,882,788	1,922,867	102%

Interest expense	(29,223)	(21,702)	(7,521)	35%
Subsidy income	—	198,006	(198,006)	(100)%
Other income	9,101	6,055	3,046	50%

Net other income (expense)	(20,122)	182,359	(202,481)	n/m %

Income before taxes	3,785,533	2,065,147	1,720,386	83%
Income taxes	—	—	—	n/m

Net income	$3,785,533	$2,065,147	$1,720,386	83%

Revenues. Our revenues increased by approximately 65% in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This growth was primarily a result of increased sales of both breeder and meat hogs. The table below illustrates the growth of our sales on a product by product basis.

Sales by Products

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	12,963	$281	$3,642,603	4,227	$247	$1,044,069
Meat Hogs	34,153	$184	$6,275,656	27,261	$182	$4,959,986
Total	47,116	$211	$9,918,259	31,488	$191	$6,004,055

We sold approximately 207% more breeder hogs in the first half of 2010 than in the first half 2009, at an average price per hog that was approximately 14% higher than in the first half of 2009. As a result, sales attributable to breeder hogs increased by approximately 249%. Our sales of breeder hogs increased in part because a farm we acquired in 2008 began selling breeder hogs in 2010. This increase in revenue was also favorably impacted by decreased mortality as discussed previously.

We sold approximately 25% more meat hogs in the first half of 2010 than in the same period of 2009, at an average price per hog that was approximately 1% higher than in the first half of 2009. As a result, sales attributable to meat hogs increased by approximately 27%. The Company sold 6,892 more meat hogs in the first half of 2010 from existing farms than in the same period of 2009. The increase in the sales of meat hogs was primarily because we made more meat hogs available for sale.

While the sales of meat hogs were greater than those from breeder hogs in both the first half of 2010 and 2009, breeder hogs realized greater growth in sales due to a large percent increase in the number of breeder hogs sold, thus accounting for approximately 37% of sales in the first half of 2010, up from 17% in the first half of 2009.

Profit Margins. Our gross profit margins increased to 43% in the first half of 2010 from 35% in the same period of 2009 primarily as a result of the increased percentage of sales of breeder hogs (which have a higher profit margin than meat hogs), China’s implementation of a pork price stabilization policy and stable feeding costs of hogs. In the first half of 2010 we were able to expand our breeder hog sales and contain costs and thus successfully improve our gross profit margins.

Expenses. General and administrative expenses increased $199,487 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily as a result of increases in our payroll expenses and daily operating expense due to our increased number of farms and professional expenses such as audit and legal fees stemming from our IPO.

Net Other Income (Expense). Net other income (expense) decreased from income of $182,359 in the six months ended June 30, 2009 to an expense of ($20,122) in the six months ended June 30, 2010, which represented a net decrease of $202,481. This decrease was primarily the result of the $198,006 in governmental subsidy income recorded in 2009 that was not recorded in 2010. This government subsidy income decreased because of the timing of the grant of such subsidy. Normally, the government grants the subsidy during the second half of the year and we expect to receive the government subsidy in the second half of 2010.

Income taxes. As explained in the three months discussion above, we are exempt from the Chinese income tax and the VAT since we are engaged in an agricultural business.

Net Income. Our net income for the six months ended June 30, 2010 and 2009 was $3,785,533 and $2,065,147, respectively. The increase in net income is primarily a result of our increased level of hog sales, particularly breeder hogs. Additionally, breeder hogs have higher gross margin than meat hogs, and the price is more stable than meat hogs.

Liquidity and Capital Resources

Note that the following discussion regarding liquidity and capital resources reflects our position as of June 30, 2010, before the effects of our July 19, 2010 initial public offering discussed below.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2010 our working capital was $3,412,178 as compared to $2,055,918 at December 31, 2009. As of June 30, 2010, cash and cash equivalents were $2,094,881 as compared to $2,022,295 as of December 31, 2009. The components of this increase of $72,586 are discussed below.

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$4,278,462	$2,189,717
Net cash used in investing activities	(4,221,370)	(897,382)
Net cash used in financing activities	—	(532,181)
Exchange rate effect on cash	15,494	114

Net cash inflow	$72,586	$760,268

Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2010 totaled $4,278,462. Cash from operating activities mainly consisted of our net income for the first six months of 2010 of $3,785,533, depreciation and amortization of $487,301, and a decrease in our inventories of $117,578 due to increased sales of breeder hogs, all partially offset by a decrease in accounts payable of $169,522. For the six months ended June 30, 2009, cash provided by operations totaled $2,189,717. This largely consisted of net income of $2,065,147, and depreciation and amortization of $630,654, partially offset by an increase in inventories of $726,690 due to acquisitions and an increase in the number of hogs available for sale.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 totaled $4,221,370. This was primarily comprised of $1,517,980 for additions to construction in progress in our existing farms, $1,485,366 for the purchase of biological assets, and $1,218,024 in payments for the purchase of hog farms.

In the six months ended June 30, 2009, our cash used in investing activities totaled $897,382. The activities were mainly comprised of $259,213 for the purchase of biological assets, and $638,169 in payments for the acquisition of hog farms.

Cash Used in Financing Activities

For the six months ended June 30, 2010, net cash used in financing activities was $0, and for the six months ended June 30, 2009, cash used in financing activities was $532,181. The activities were comprised of payments made to our Chief Executive Officer, Ms. Hanying Li, for funds she had previously advanced to our company.

If the government policies in place to maintain pork prices are terminated and pork prices were to drop as a result or if the supply of hogs in Wuhan materially exceeded the demand for hogs, our liquidity could be materially harmed. See “Risk Factors—If Chinese government support of pork prices changes or terminates, the price of pork and, as a result, our operations could be materially harmed,” as included in our registration statement on Form S-1, SEC File No. 333-165522.

Commitments for Capital Expenditures

As of June 30, 2010, we had no commitments for capital expenditures. While we expect to spend approximately $960,000 to purchase purebred hogs for use at our ninth farm, we have no commitment to do so at this time.

If the demand for hogs increases, we will consider acquiring additional facilities to meet such increased demand. While we do not have any agreement, understanding or commitment to acquire such a facility, the average selling price for a hog farm with an annual capacity of 10,000 hogs is approximately $2 million. While we do not have any agreements, understandings or commitments at this time, we may purchase purebred hogs for approximately $1.4 million. We are also investigating a plan to open retail shops to sell our pork products at a premium price so that we can further benefit from our reputation for producing high-quality, low-pollution and low-additive pork products. We expect that the total cost for opening such retail locations would be approximately $1 million.

Our chief executive officer, Ms. Hanying Li, has loaned funds to our company to complete the construction of our company’s ninth farm, which commenced operations in May 2010. While the loan to Ms. Li is payable on demand, we do not believe the repayment of the loan is likely to affect our liquidity during the rest of 2010 as Ms. Li has agreed not to request repayment of the loan during 2010.

On July 19, 2010, we closed our IPO. We sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. After fees and other related costs, we received approximately $9,600,000. We do not expect to be able to utilize these net proceeds within China until we have completed certain remittance procedures, which may take as long as six months in the ordinary course. We expect to utilize these net proceeds to construct and/or acquire additional hog farms, purchase additional breeding stock, possibly establish retail shops in Wuhan city as well as for the support of working capital needs and professional fees including Sarbanes-Oxley compliance costs.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	any obligation under certain guarantee contracts,

•	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

•

any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

•

any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	The Company completed the initial public offering of its common shares on July 19, 2010, after the completion of the quarter ended June 30, 2010. Accordingly, the Company did not receive or spend any such proceeds during the quarter ended June 30, 2010.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3(i).1	Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.2	Translation of Entrusted Management Agreement for Fengze (1)

10.3	Translation of Shareholder Voting Proxy Agreement for Fengze (1)

10.4	Translation of Pledge of Equity Interest Agreement for Fengze (1)

10.5	Translation of Exclusive Option Agreement for Fengze (1)

10.6	Form of Share Incentive Plan (1)

10.8	Translation of Employment Agreement between Registrant and Ms. Hanying Li, Chief Executive Officer of the Registrant (1)

10.9	Translation of Employment Agreement between Registrant and Mr. Bihong Zhang, Chief Financial Officer of the Registrant (1)

10.11	Translation of Land Lease Contract—Zhulin (1)

10.12	Translation of Land Lease Contract—Fengze (1)

10.13	Translation of Land Lease Contract—Jinmu (1)

10.14	Translation of Side Agreement Related to Land Lease Contract—Jinmu (1)

10.15	Translation of Land Lease Contract—Tianjian (1)

10.16	Translation of Side Agreement Related to Land Lease Contract—Tianjin (1)

10.17	Translation of Land Lease Contract—Nanyan (1)

10.18	Translation of Side Agreement Related to Land Lease Contract—Nanyan (1)

10.19	Translation of Land Lease Contract—Mingxiang (1)

10.20	Translation of Side Agreement Related to Land Lease Contract—Mingxiang (1)

10.21	Translation of Land Lease Contract—Huajian A & B (1)

10.22	Translation of Side Agreement Related to Land Lease Contract—Huajian A & B (1)

10.23	Translation of Feed Sale Agreements (1)

10.24	Translation of Land Use Rights Transfer Agreement—Qingsonggang (1)

10.25	Summary of terms of Demand Note with Hanying Li (1)

21.1	Subsidiaries and Affiliate of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

Exhibit Number	Document

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.2	Code of Business Conduct and Ethics (1)

(1)	Incorporated by reference to the Company’s registration statement dated March 17, 2010, as amended.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANLI AGRITECH, INC.

August 11, 2010	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ BIHONG ZHANG
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,094,881	$2,022,295
Inventories	3,182,365	3,272,438
Advances to suppliers	83,452	84,951
Other current assets	14,753	24,147

Total Current Assets	5,375,451	5,403,831
Plant and equipment, net of accumulated depreciation of $1,657,174 and $1,331,840 as of June 30, 2010, and December 31, 2009, respectively	8,845,845	7,780,342
Construction in progress	1,523,808	1,346,903
Biological assets, net of accumulated amortization of $552,946 and $607,319 as of June 30, 2010, and December 31, 2009, respectively	2,000,854	742,060
Intangible assets, net	726,991	731,699

Total Assets	$18,472,949	$16,004,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$660,929	$658,164
Accounts payable	149,652	318,488
Acquisition payables	578,756	1,793,921
Accrued payroll	—	13,034
Due to related parties	573,936	564,306

Total Current Liabilities	1,963,273	3,347,913
Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
8,125,000 issued and outstanding)	8,125	8,125
Additional paid in capital	4,262,534	4,262,534
Statutory surplus reserves	1,404,999	670,280
Retained earnings	10,337,447	7,286,633
Accumulated other comprehensive income	496,571	429,350

Total Stockholders’ Equity	16,509,676	12,656,922

Total Liabilities and Stockholders’ Equity	$18,472,949	$16,004,835

See notes to unaudited consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$5,448,315	$2,902,995	$9,918,259	$6,004,055
Cost of goods sold	3,064,619	1,955,470	5,668,572	3,898,113

Gross profit	2,383,696	947,525	4,249,687	2,105,942

Operating expenses:
General and administrative expenses	250,921	106,074	419,267	219,780
Selling expenses	13,026	2,585	24,765	3,374

Total operating expenses	263,947	108,659	444,032	223,154

Income from operations	2,119,749	838,866	3,805,655	1,882,788

Other income (expense):
Interest expense	(11,642)	(3,560)	(29,223)	(21,702)
Subsidy income	—	14,703	—	198,006
Other income	3,748	8,898	9,101	6,055

Total other income (expenses)	(7,894)	20,041	(20,122)	182,359
Income before income taxes	2,111,855	858,907	3,785,533	2,065,147
Income taxes	—	—	—	—

Net income	$2,111,855	$858,907	$3,785,533	$2,065,147

Basic & Diluted Weighted Average Shares	8,125,000	8,125,000	8,125,000	8,125,000
Basic & Diluted Earnings Per Share	$0.26	$0.11	$0.47	$0.25

Comprehensive income:
Net income	$2,111,855	$858,907	$3,785,533	$2,065,147
Unrealized foreign currency translation adjustment	65,219	291	67,221	10,506

Comprehensive income	$2,177,074	$859,198	$3,852,754	$2,075,653

See notes to unaudited consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,785,533	$2,065,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,301	630,654
Inventory shrinkage allowance	59,303	60,757
Changes in operating assets and liabilities:
Advances to suppliers	1,849	(28,449)
Inventories	117,578	(726,690)
Other current assets	9,459	3,972
Accounts payables	(169,522)	197,836
Accrued payroll	(13,039)	(13,510)

Total adjustments	492,929	124,570

Net cash provided by operating activities	4,278,462	2,189,717

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of construction in progress	(1,517,980)	—
Purchase of biological assets	(1,485,366)	(259,213)
Purchase of farms	(1,218,024)	(638,169)

Net cash used in investing activities	(4,221,370)	(897,382)

CASH FLOWS USED IN FINANCING ACTIVITIES
Due to related parties	—	(532,181)

Net cash used in financing activities	—	(532,181)

NET INCREASE IN CASH	57,092	760,154
EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,494	114
CASH, BEGINNING OF PERIOD	2,022,295	210,311

CASH, END OF PERIOD	$2,094,881	$970,579

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$18,261	$18,412

Income tax paid	$—	$—

See notes to unaudited consolidated financial statements

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli” or the “Company”), its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”) and HCS’ wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“WFOE”); and WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze are collectively referred to herein as the “Company”, “we” and “us”.

Tianli Agritech, Inc. was incorporated in British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork production and hog breeding markets. This is the Company’s sole operating segment. The Company operates nine production plants in Wuhan City, Hubei Province, PRC. The Company sells to distributors and large-scale swine farms. Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan, People’s Republic of China (“PRC”) on June 2, 2005. On November 26 2009, HCS entered into a stock purchase agreement with WFOE where HCS would acquire 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% equity interest of WFOE. Therefore, WFOE became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

WFOE conducts its business through Fengze, which is consolidated as a variable interest entity.

Hereafter, Tianli, its subsidiary HCS, together with HCS’s subsidiary WFOE along with WFOE’s variable interest entity Fengze, are collectively referred to as the “Company” unless specific reference is made to a particular entity.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s shareholders from possible future foreign ownership restrictions, Fengze and all of the shareholders of Fengze (“Principal Shareholders”) entered into an entrusted management agreement with WFOE, which provides that WFOE will be entitled to the full guarantee for the performance of such contracts, agreements or transactions entered into by Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of Fengze, which results in WFOE being the primary beneficiary of Fengze.

WFOE also entered into a pledge of equity agreement with the Principal Shareholders, who pledged all their equity interest in these entities to WFOE. The pledge of equity agreement, which was entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in WFOE as a guarantee for the entrustment payment under the Entrusted Management Agreement.

In addition, WFOE entered into an option agreement to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the Entrusted Management Agreement.

The following are major categories of the assets and liabilities of the VIE:

Wuhan Fengze Agricultural Science and Technology Development Co., Ltd.

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets	$5,375,451	$5,403,831
Plant and equipment, net	$8,845,845	$7,780,342
Construction in progress	$1,523,808	$1,346,903
Biological assets, net	$2,000,854	$742,060
Intangible assets	$726,991	$731,699
Total assets	$18,472,949	$16,004,835
Total liabilities	$1,963,273	$3,347,913
Total stockholders’ equity	$16,509,676	$12,656,922

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2009 financial statements which are contained in the Company’s Form S-1 (Amendment #3) which has been filed with the United States Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant intercompany transactions and balances have been eliminated.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Certain of the Company’s accounting policies require higher degrees of judgment than others in their application. Management evaluates all of its estimates and judgments on an on-going basis.

Principles of Consolidation

Pursuant to US GAAP, Fengze is the VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through technical and consulting service arrangements and acquire the net assets of VIE through purchase of their equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore is not classified as such. The amount of controlling interest of the original Fengze shareholders, who are now holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are composed primarily of time deposits and investments in money market accounts and are stated at cost which approximates fair value.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or the market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including depreciation of the breeding herd, plus the costs of feed and other maintenance through the balance sheet date. Purchased hogs are carried at purchase cost plus costs of maintenance through the balance sheet date. Management inspects and monitors inventory on a continual basis.

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When plant and equipment are retired or otherwise disposed of, the related cost and

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recorded as an operating expense. In accordance with US GAAP, the Company examines the possibility of decreases in the value of plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with the residual value of 5% of plant and equipment.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	40 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5 years

Construction in Progress

Construction in progress consists of amounts expended for building construction of new breeding and animal rearing facilities. Once the building construction is completed and the facilities are approved for adequate breeding and animal rearing activity, the construction in progress assets are categorized as buildings and production equipment and are then accounted for in plant and equipment. Assets accounted for as plant and equipment are used in the Company’s production process, whereupon they are depreciated over their estimated useful lives.

Biological Assets

Biological assets consist primarily of hogs selected for breeding and farrowing, which management believes produce piglets that grow faster and have better quality carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these hogs, and the expenditures related to labor and materials to feed the hogs until they become commercially productive and breedable are capitalized. When these hogs are entered into breeding and farrowing production, amortization of these hogs commences. Estimated production lives for breeding hogs is three years, after which they normally have a residual value of $74 (RMB 500), which in turn is transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred during gestation until piglets are weaned are capitalized into inventory and referred to as work in process—biological assets. If piglets are deemed ideal for biological asset categorization, a portion of these gestation and raising costs until weaned are allocated into biological assets for these piglets.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

Amortization expenses pertaining to biological assets are included in inventory costs and ultimately become a component of cost of goods sold.

Intangible Assets

Intangible assets include the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their lease terms.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use rights when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the approved lives of the land use rights.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three and six months ended June 30, 2010 and 2009.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company’s Cash and cash equivalents are considered to be highly liquid and easily tradable and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Company did not elect the fair value options for any of its qualifying financial instruments.

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork production and hog breeding markets.

Revenues generated from the sales of breeding and selling hogs are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

Income Taxes

We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We have no deferred tax assets or liabilities as of June 30, 2010 and December 31, 2009.

The Company is subject to the Income Tax Law of the People’s Republic of China. However, according to the Income Tax Law of the People’s Republic of China, companies that are engaged in the agricultural business are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork production and hog breeding markets, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands and, under the current tax laws of the British Virgin Islands; it is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on the incomes from the services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented. There were no dilutive instruments outstanding during the periods ending June 30, 2010 and June 30, 2009.

Foreign Currency Translation

As of June 30, 2010, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.8086 per US dollar and RMB 6.8448 per US dollar as of June 30, 2010 and December 31, 2009, respectively. Shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of shareholders’ equity.

During the periods ended June 30, 2010 and 2009, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.8335 and RMB 6.8347 per US dollar for the three and six months ended June 30, 2010, respectively, and RMB 6.8400 and RMB 6.8432 per US dollar for the three and six months ended June 30, 2009, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in PRC governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Costs of raised animals include proportionate costs of breeding, including depreciation of the biological assets, plus the costs of the animals’ feed and maintenance through the balance sheet date. Purchased animals are carried at purchase cost plus costs of maintenance through the balance sheet date.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Raw materials	$393,317	$257,762
Work in process—biological assets	1,720,934	1,889,422
Infant hogs	1,068,114	1,125,254

	$3,182,365	$3,272,438

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2010 and December 31, 2009, the Company determined that no such write downs were necessary. The term “work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 4—ADVANCES TO SUPPLIERS

The Company advances to certain vendors for the purchase of materials. As of June 30, 2010 and December 31, 2009, the advances to suppliers amounted to $83,452 and $84,951, respectively.

NOTE 5—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Buildings	$9,620,009	$8,232,866
Vehicles	444,602	442,742
Office equipment	49,800	49,592
Production equipment	388,608	386,982

	10,503,019	9,112,182
Less: Accumulated depreciation	(1,657,174)	(1,331,840)

	$8,845,845	$7,780,342

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

The depreciation expenses of the plant and equipment for the three and six months ended June 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Depreciation expense	$157,152	$132,054	$318,517	$478,107

NOTE 6—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved for adequate breeding and animal rearing activity, these construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2010 and December 31, 2009, the construction in progress is $1,523,808 and $1,346,903, respectively.

NOTE 7—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Breeding hogs	$2,553,800	$1,349,379
Less: Accumulated amortization	(552,946)	(607,319)

	$2,000,854	$742,060

Total amortization expenses of the biological assets for the three and six months ended June 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization expense of biological assets	$85,196	$69,764	$161,032	$141,235

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

NOTE 8—INTANGIBLE ASSETS

Intangible assets consist of the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Land use rights	$812,630	$809,231
Less: Accumulated amortization	(85,639)	(77,532)

	$726,991	$731,699

Amortization expenses for the Company’s intangible assets for the three and six months ended June 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Amortization expense of intangible assets	$3,877	$4,321	$7,752	$11,312

Amortization expenses of the intangible assets for the next five years after December 31, 2009 are as follows:

2010 (full year)	$19,404
2011	19,404
2012	19,404
2013	19,404
2014	19,404
Thereafter	634,679

Total	$731,699

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

NOTE 9—SHORT-TERM LOAN

As of June 30, 2010 and December 31, 2009, the short-term loans are as follows:

Description	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by October 9, 2010, collateralized by certain assets of the Company	$660,929	$658,164

NOTE 10—ACQUISITION PAYABLES

Acquisition payables are mainly comprised of the payables due to local hog farmers from whom the Company has purchased buildings for the purpose of expanding the capacity for breeding hogs. Such purchases primarily require down payments and a subsequent payment due in the short term for the remaining balances due. Some of these acquisitions are facilitated by short term unsecured, non-interest bearing advances to the Company made by the local government to assist in the acquisition of hog farms. Advances from the local government were $440,619 as of June 30, 2010 and $438,776 as of December 31, 2009. These government advances are for business enhancement development, to encourage medium size companies to expand their hog operations. These advances have no set repayment date, and accordingly, are deemed short term. The acquisition payables as of June 30, 2010 and December 31, 2009 are $578,756, and $1,793,921, respectively.

NOTE 11—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The Due to related parties of $573,936 and $564,306 as of June 30, 2010 and December 31, 2009, respectively, represented the advances from certain of the Company’s shareholders. Such advances are non-interest bearing and due upon demand. See Note 12 regarding certain shareholders placing shares of the Company into escrow.

NOTE 12—CAPITAL STOCK

The company has one class of stock, common stock. It has 50,000,000 shares of common stock authorized and as of June 30, 2010 and December 31, 2009, it had 8,125,000 shares issued and outstanding at a par value of $0.001 per share.

As discussed in Note 14, on July 19, 2010, the Company closed its IPO. The Company sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. As part of this offering, certain existing shareholders of the Company placed 1,000,000 shares that they own into escrow (“Make Good Shares”).

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

To the extent that the Company’s audited earnings per share for the year ended December 31, 2010 are less than $0.7407, the Company will redeem some or all of these Make Good Shares at no cost and cancel those so redeemed such that the actual earnings per share for 2010 would equal $0.7407. Any Make Good Shares not so redeemed would be released from escrow to the original owners 30 days after the filing of the Form 10-K for the year ended December 31, 2010. However, if the Company’s shares traded at or above $15.00 per share for a period of five trading days within a ten day trading period, the Make Good Shares will be released from escrow, and returned to their original owners.

As part of this initial public offering, the placement agent received 200,000 warrants to purchase the Company’s stock at a price of $7.20 per share. These warrants are exercisable for five years.

NOTE 13—STATUTORY RESERVES

As stipulated by the Company Law of PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;

•

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

•

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $734,719 and $441,570 for the six month period ending June 30, 2010 and the year ended December 31, 2009, respectively.

According to the Company Law of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve any contribution to the common welfare fund as of June 30, 2010 and December 31, 2009.

NOTE 14—SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of June 30, 2010. The Company has reported all required subsequent events.

On July 19, 2010, the Company closed its IPO. The Company sold 2,000,000 common shares at a

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010 and 2009

price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. After fees and other related costs, the Company will receive approximately $10,570,000. The Company does not expect to be able to utilize these net proceeds within China until it has completed certain remittance procedures, which may take as long as six months in the ordinary course of business. The Company expects to utilize these net proceeds to construct and/or acquire additional hog farms, purchase additional breeding stock, possibly establish retail shops in Wuhan city, as well as for the support of working capital needs and professional fees including Sarbanes-Oxley compliance costs. See Note 12 for related discussion on Make Good Share and warrants issued in conjunction with this IPO.

The Company did not have any other material subsequent events to disclose.