Form 10-Q
period 2010-09-30
Tianli Agritech, Inc.
filed 2010-11-12
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2010, the Registrant had outstanding 10,125,000 shares of common stock, par value $0.001 per share.

Table of Contents

TIANLI AGRITECH, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Registration Statement on Form S-1 declared effective on June 30, 2010.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,919,523	$2,022,295
Inventories	3,719,826	3,272,438
Advances to suppliers	108,412	84,951
Purchase deposit	400,000	—
Other current assets	92,425	24,147

Total Current Assets	15,240,186	5,403,831
Plant and equipment, net of accumulated depreciation of $1,867,356 and $1,331,840 as of September 30, 2010, and December 31, 2009, respectively	11,533,913	7,780,342
Construction in progress	—	1,346,903
Biological assets, net of accumulated amortization of $496,157 and $607,319 as of September 30, 2010, and December 31, 2009, respectively	2,503,104	742,060
Intangible assets, net	735,029	731,699

Total Assets	$30,012,232	$16,004,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$671,832	$658,164
Accounts payable	127,583	318,488
Acquisition payables	109,130	1,793,921
Accrued payroll	15,185	13,034
Due to related parties	603,543	564,306

Total Current Liabilities	1,527,273	3,347,913

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 10,125,000 and 8,125,000 issued and outstanding on September 30, 2010 and December 31, 2009, respectively)	10,125	8,125
Additional paid in capital	13,672,094	4,262,534
Statutory surplus reserves	1,638,587	670,280
Retained earnings	12,316,847	7,286,633
Accumulated other comprehensive income	847,306	429,350

Total Stockholders’ Equity	28,484,959	12,656,922

Total Liabilities and Stockholders’ Equity	$30,012,232	$16,004,835

See notes to unaudited consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$5,544,643	$3,158,414	$15,462,902	$9,162,469
Cost of goods sold	3,095,571	1,957,235	8,764,143	5,855,348

Gross profit	2,449,072	1,201,179	6,698,759	3,307,121

Operating expenses:
General and administrative expenses	336,455	104,075	755,722	323,855
Selling expenses	15,419	2,896	40,184	6,270

Total operating expenses	351,874	106,971	795,906	330,125

Income from operations	2,097,198	1,094,208	5,902,853	2,976,996
Other income (expense):
Interest expense	(15,488)	(20,829)	(44,711)	(42,531)
Subsidy income	132,035	21	132,035	198,027
Other income (expense)	(757)	1,844	8,344	7,899

Total other income (expenses)	115,790	(18,964)	95,668	163,395

Income before income taxes	2,212,988	1,075,244	5,998,521	3,140,391
Income taxes	—	—	—	—

Net income	$2,212,988	$1,075,244	$5,998,521	$3,140,391

Basic & Diluted Weighted Average Shares	9,733,696	8,125,000	8,667,125	8,125,000
Basic & Diluted Earnings Per Share	$0.23	$0.13	$0.69	$0.39

Comprehensive income:
Net income	$2,212,988	$1,075,244	$5,998,521	$3,140,391
Unrealized foreign currency translation adjustment	350,735	11,159	417,956	21,665

Comprehensive income	$2,563,723	$1,086,403	$6,416,477	$3,162,056

See notes to unaudited consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$5,998,521	$3,140,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758,181	830,171
Inventory shrinkage allowance	101,010	128,430
Changes in operating assets and liabilities:
Advances to suppliers	(21,667)	(46,766)
Inventories	(190,178)	(850,535)
Other current assets	(53,652)	5,115
Accounts payables	(194,090)	161,915
Accrued payroll	1,847	(14,967)

Total adjustments	401,451	213,363

Net cash provided by operating activities	6,399,972	3,353,754

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase deposit	(400,000)	—
Purchase of biological assets	(2,246,493)	(357,963)
Purchase of plant and equipment	(4,369,845)	(2,354,460)

Net cash used in investing activities	(7,016,338)	(2,712,423)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net proceeds from Initial Public Offering	10,592,344	—
Offering expense of Initial Public Offering	(1,180,784)	—
Due to related parties	26,715	(248,135)

Net cash provided by (used in) financing activities	9,438,275	(248,135)

NET INCREASE IN CASH	8,821,909	393,196
EFFECT OF EXCHANGE RATE CHANGES ON CASH	75,319	793
CASH, BEGINNING OF PERIOD	2,022,295	210,311

CASH, END OF PERIOD	$10,919,523	$604,300

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$18,310	$18,414

Income tax paid	$—	$—

See notes to unaudited consolidated financial statements

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli” or the “Company”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned enterprise (“WFOE”); and WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to a particular entity.

Tianli Agritech, Inc. was incorporated in British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in breeding by other Chinese hog producers and for sale to wholesalers who sell hogs to processing plants to prepare meat for sale to consumers. This is the Company’s sole operating segment. The Company operates nine production plants in area around Wuhan City, within Hubei Province, PRC. Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan, People’s Republic of China (“PRC”) on June 2, 2005. On November 26 2009, HCS entered into a stock purchase agreement with WFOE whereby HCS acquired 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

WFOE conducts its business through Fengze, which is consolidated as a variable interest entity, as discussed below.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s shareholders from possible future foreign ownership restrictions, Fengze and all of the shareholders of Fengze (“Principal Shareholders”) entered into an entrusted management agreement with WFOE, which provides that WFOE will be entitled to the full guarantee for the performance of such contracts, agreements or transactions entered into by Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and profits of Fengze, which results in WFOE being the primary beneficiary of Fengze.

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

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through technical and consulting service arrangements and acquire the net assets of VIE through purchase of their equities. The Company therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore is not classified as such. The amount of controlling interest of the original Fengze shareholders, who are now holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the Entrusted Management Agreement.

The following are major categories of the assets and liabilities of the VIE:

Wuhan Fengze Agricultural Science and Technology Development Co., Ltd.

	September 30, 2010	December 31, 2009
Current assets	$15,240,186	$5,403,831
Plant and equipment, net	$11,533,913	$7,780,342
Construction in progress	$—	$1,346,903
Biological assets, net	$2,503,104	$742,060
Intangible assets	$735,029	$731,699
Total assets	$30,012,232	$16,004,835
Total liabilities	$1,527,273	$3,347,913
Total stockholders’ equity	$28,484,959	$12,656,922

As discussed in Note 13, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2009 financial statements which are contained in the Company’s Registration Statement on Form S-1 declared effective June 30, 2010. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010.

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

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing these financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

As discussed in Note 13, the Company issued 2,000,000 shares of its common stock on July 19, 2010 at a price of $6.00 per share. After fees and other related costs, the Company received net proceeds of approximately $10,600,000. After the necessary PRC regulatory approvals are obtained, these proceeds are expected to be transferred from the Company’s cash account in Hong Kong to the Company’s cash account in the PRC. On August 2, 2010, a total of $2,775,127 of these net proceeds was transferred to the Company’s PRC cash account.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or the market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd, plus the costs of feed and other maintenance through the balance sheet date. Management inspects and monitors inventory on a continual basis.

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

or loss is recorded as an operating expense. In accordance with US GAAP, the Company examines the possibility of decreases in the value of plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with the residual value of 5%.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	40 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5 years

Construction in Progress

Construction in progress consists of amounts expended for construction of new breeding and animal rearing facilities. Once the construction is completed and the facilities are approved for breeding and animal rearing activity, the construction in progress assets are categorized as buildings and production equipment and are then transferred to plant and equipment. Assets accounted for as plant and equipment are used in the Company’s production process, whereupon they are depreciated over their estimated useful lives.

Biological Assets

Biological assets consist primarily of hogs purchased or selected for breeding and farrowing, which management believes produce piglets that grow faster and have better quality carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these hogs and the expenditures related to labor and materials to feed the hogs until they become commercially productive and breedable are capitalized. When these hogs are entered into breeding and farrowing production, amortization of the costs of these hogs commences. The estimated production life for breeding hogs is three years, after which they normally have a residual value of approximately $74 (RMB 500), which in turn is transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred during gestation until piglets are weaned are capitalized into inventory and referred to as Work in process—biological assets. If piglets are deemed appropriate for biological asset categorization, a portion of these gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Amortization expenses pertaining to biological assets are included in inventory costs and ultimately become a component of cost of goods sold.

Intangible Assets

Intangible assets consist of the land use rights. According to the laws of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their 50 year lease terms.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use rights when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three and nine months ended September 30, 2010 and 2009.

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

September 30, 2010

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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and for use in hog breeding by other hog producers.

Revenues generated from the sales of breeding and meat hogs are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment is usually received by the Company at the time the hogs are sold. Sold hogs are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

Income Taxes

We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We have no deferred tax assets or liabilities as of September 30, 2010 and December 31, 2009.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on the incomes from the services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the periods ending September 30, 2010 and September 30, 2009.

Foreign Currency Translation

As of September 30, 2010, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.6981 per US dollar and RMB 6.8372 per US dollar as of September 30, 2010 and December 31, 2009, respectively. Stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the periods ended September 30, 2010 and 2009, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.7803 and RMB 6.8164 per US dollar for the three and nine months ended September 30, 2010, respectively, and RMB 6.8411 and RMB 6.8425 per US dollar for the three and nine months ended September 30, 2009, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, competition associated with the industry in general, animal epidemics, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in PRC governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, the balance of which is stated on the balance sheet. The Company places its cash in high credit quality financial institutions; however, such funds are not insured in the PRC.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

In March 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

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

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Inventory costs include proportionate costs of breeding, including amortization of the biological assets, plus the costs of the animals’ feed and maintenance through the balance sheet date.

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$590,490	$257,762
Work in process—biological assets	1,886,937	1,889,422
Infant hogs	1,242,399	1,125,254

	$3,719,826	$3,272,438

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2010 and December 31, 2009, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

NOTE 4—PURCHASE DEPOSIT

On September 28, 2010, the Company entered into an agreement with the owner of a hog farm in Hubei Province with an annual production capacity of approximately 20,000 hogs. In consideration of the Company’s depositing $400,000 into an escrow account, the owner agreed that it would negotiate the possible sale of the farm’s assets exclusively with the Company, and would provide to the Company the necessary access, documentation and assistance to enable it to conduct due diligence for its possible purchase of the farm’s assets. The agreement enables the Company to recover the deposit if it elects not to continue with the acquisition discussions or if a sale cannot be successfully negotiated.

NOTE 5—ADVANCES TO SUPPLIERS

The Company advances funds to certain vendors for the purchase of materials. As of September 30, 2010 and December 31, 2009, the advances to suppliers amounted to $108,412 and $84,951, respectively.

NOTE 6—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
Buildings	$11,714,834	$8,232,866
Vehicles	602,071	442,742
Office equipment	61,998	49,592
Production equipment	1,022,366	386,982

	13,401,269	9,112,182
Less: Accumulated depreciation	(1,867,356)	(1,331,840)

	$11,533,913	$7,780,342

The depreciation expenses of the plant and equipment for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Depreciation expense	$180,527	$127,402	$499,044	$605,509

NOTE 7—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved for adequate breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of September 30, 2010 and December 31, 2009, the construction in progress is $0 and $1,346,903, respectively.

NOTE 8—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2010	December 31, 2009
Breeding hogs	$2,999,261	$1,349,379
Less: Accumulated amortization	(496,157)	(607,319)

	$2,503,104	$742,060

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

Total amortization expenses of the biological assets for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Amortization expense of biological assets	$86,446	$68,071	$247,478	$209,306

NOTE 9—INTANGIBLE ASSETS

Intangible assets consist of the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Land use rights	$826,036	$809,231
Less: Accumulated amortization	(91,007)	(77,532)

	$735,029	$731,699

Amortization expenses for the Company’s intangible assets for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Amortization expense of intangible assets	$3,907	$4,044	$11,659	$15,356

Amortization expenses of the intangible assets for the next five years are as follows:

2010 (full year)	$15,545
2011	15,545
2012	15,545
2013	15,545
2014	15,545
Thereafter	657,304

Total	$735,029

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

NOTE 10—SHORT-TERM LOAN

As of September 30, 2010 and December 31, 2009, the short-term loans are as follows:

Description	September 30, 2010	December 31, 2009
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by October 9, 2010, collateralized by certain assets of the Company	$671,832	$658,164

NOTE 11—ACQUISITION PAYABLES

Acquisition payables are mainly comprised of the payables due to local hog farmers from whom the Company has purchased buildings and land use rights for the purpose of expanding the capacity for producing hogs. Such purchases primarily require down payments and a subsequent payment due in the short term for the remaining balances due.

NOTE 12—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The Due to related parties of $603,543 and $564,306 as of September 30, 2010 and December 31, 2009, respectively, represented the advances from a shareholder of the Company. Such advances are non-interest bearing and due upon demand. See Note 13 regarding certain shareholders placing shares of the Company into escrow.

NOTE 13—CAPITAL STOCK

The Company has one class of stock, common stock. It has 50,000,000 shares of common stock authorized and as of September 30, 2010 and December 31, 2009, it had 10,125,000, and 8,125,000 shares issued and outstanding, respectively, at a par value of $0.001 per share.

On July 19, 2010, the Company closed its initial public offering of its common stock (“IPO”). The Company sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. After fees and other related costs, the Company received approximately $10,600,000. The Company does not expect to be able to utilize all of these net proceeds within China until it has completed certain remittance procedures, which may take as long as six months in the ordinary course of business. As of September 30, 2010, a total of $2,775,127 of these funds had been transferred to the Company’s PRC bank account, with the remaining funds residing in the Company’s Hong Kong bank account pending transfer. The Company expects to utilize these net proceeds to construct and/or acquire additional hog farms, purchase additional breeding stock, possibly establish retail shops in Wuhan City, as well as for the support of working capital needs and professional fees including Sarbanes-Oxley compliance costs.

Tianli Agritech, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

As part of this IPO offering, certain existing shareholders of the Company placed 1,000,000 shares that they own into escrow (“Make Good Shares”). To the extent that the Company’s audited earnings per share for the year ended December 31, 2010 are less than $0.7407, the Company will redeem some or all of these Make Good Shares at no cost and cancel those so redeemed such that the actual earnings per share for 2010 would equal $0.7407. Any Make Good Shares not so redeemed would be released from escrow to the original owners 30 days after the filing of the Form 10-K for the year ended December 31, 2010. However, if the Company’s shares traded at or above $15.00 per share for a period of five trading days within a ten day trading period, the Make Good Shares will be released from escrow, and returned to their original owners.

As part of this initial public offering, the placement agent received 200,000 warrants to purchase the Company’s stock at a price of $7.20 per share. These warrants are exercisable over a five year period from the date of issuance of July, 2010.

NOTE 14—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $968,307 and $441,570 for the nine month period ending September 30, 2010 and the year ended December 31, 2009, respectively.

NOTE 15—SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of September 30, 2010. The Company did not have any other material subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the year ended December 31, 2009 financial statements which are contained in the Company’s Registration Statement on Form S-1 declared effective June 30, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”). We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd. and a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. Fengze currently owns and operates nine commercial farms in the Wuhan City area. The ninth farm commenced operations in May 2010 and is in the process of reaching an operating capacity of 20,000 hogs. At present, the ninth farm has over 500 breeder hogs, which is expected to increase to over 1,300 breeder hogs by the time it reaches capacity. All of our farms raise and sell hogs for both breeding and meat purposes and these farms, in the aggregate, currently have an annual production capacity of approximately 110,000 hogs. The Company expects this to increase to approximately 130,000 hogs once the ninth farm reaches full operating capacity. We had eight farms operating in 2009 and 2010, until the ninth farm was added in 2010. During 2009 and the first half of 2010, we increased our overall production capacity, which resulted in increased sales of hogs during the nine months ending September 30, 2010.

We currently derive substantially all of our revenues from the sales of hogs. While we record a nominal amount of revenue from the sale of hog waste products, it is not a current focus of our Company.

In the last two years, our business has grown rapidly as a result of the expansion of our capacity as discussed above, China’s strengthening economy, and a strong demand for our hogs particularly for our breeder hogs.

Principal Factors Affecting our Results of Operations

Revenues

We derive our revenues primarily from the sale of hogs to breeders, brokers and slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or meat hogs. Some of the hogs are bred and raised for the purpose of sale as meat hogs, while others become meat hogs because customers do not select them as breeder hogs. For example, very few boars are required for breeding purposes, compared with sows. As approximately half of a litter will be boars, most boars will be sold as meat hogs. The average sales price for a breeder is significantly higher than that of a meat hog, and since breeder hogs are sold at a younger age than meat hogs and usually weigh about 110 pounds at sale date, as compared to the average weight of about 220 pounds for a meat hog, the direct cost of feeding and otherwise raising a breeder hog is less than a meat hog. Thus the breeder gross margin is substantially higher than that of a meat hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

We also receive some subsidies from the government for operating our farms. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, or for the acquisition of certain operating equipment. Others, such as subsidies for hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

Factors Affecting Revenues

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included in our Registration Statement on Form S-1 declared effective on June 30, 2010.

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

Revenues resulting from the sale of breeder hogs. A significant amount of our revenues results from the sales of breeder hogs to other hog farmers. Because these breeder hogs command a price significantly higher than meat hogs, and are sold at a younger age, thus incurring less feed and related finishing expenses, the profitability of the sale of a breeder hog is higher than that for the sale of a meat hog. A significant reduction in the proportion of our sales of breeder hogs would likely reduce our overall profit margin.

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

Competition and subsidies. While the hog farming industry in Hubei province and the Wuhan City area includes a large number of farms, many of those farms are smaller farms that sell relatively few hogs per year. We believe the incentives being given to farms that reach specified annual production capacities are likely to result in a consolidation of the industry. Our ability to increase our production capacity and thus to qualify for these incentives for our operations allows us to receive non-recurrent benefits from these subsidies, as well as to benefit from increased economies of scale in our operations.

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired several hog farms and we recently completed building a ninth hog farm, which commenced operations in May 2010. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow.

Epidemic outbreaks. The outbreak of animal diseases could adversely affect our revenues. An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our sales.

Taxes. Currently the Company believes that the provisions of the PRC’s Enterprise Income Tax law provide it with an exemption from PRC income taxes, VAT taxes and business service taxes. If this understanding is incorrect or if the law or interpretations of the law change, this could significantly impact the Company’s net operating results.

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs for sale, we incur a number of costs that represent the costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes the amortization of the sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense, and sewage charges.

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff, professional fees (including consulting, audit and legal fees), communication costs, gasoline, welfare expenses, education expenses, travel and business hospitality expenses, land rent, and other office administrative and related expenses.

Research and development costs. Research and development costs include wages for research and development personnel and expenses for researching into methods to increase the quality and productivity of the breeding stock and to increase the health of hogs.

Sales and marketing costs. Sales and marketing costs include salaries, wages, and promotion expenses.

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve the genetic breeding pool. Similarly, the price of corn in China is important to our operations, because it is the primary component of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Transition to public company. As we are now a public company, we expect that our administrative costs will increase materially, including audit, legal, investor relations and advisor costs as well as the need to comply with detailed reporting requirements.

Number of customers. The more customers we have, the related selling expenses, travel expenses and other similar costs will likely increase. At present, we sell substantially all of our hogs to a relatively small number of customers. We believe this concentration of customers has allowed us to focus our marketing and selling efforts.

Number of farms we operate. We have acquired or constructed a number of hog farms in the last several years. As we operate more farms, our administrative expenses tend to increase in dollars but are expected to modestly decrease as a percentage of revenues.

Retail expenses. If we open retail locations, we expect that we will face increases in costs such as store rentals, and staff expenses, as well as promotion and advertising expenses to establish our brand image and retail recognition.

Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and 2009

All amounts, other than percentages, are in U.S. dollars

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$5,544,643	$3,158,414	$2,386,229	76%
Costs of goods sold	3,095,571	1,957,235	1,138,336	58%

Gross profit	2,449,072	1,201,179	1,247,893	104%
General and administrative expenses	336,455	104,075	232,380	223%
Selling expenses	15,419	2,896	12,523	432%

Income from operations	2,097,198	1,094,208	1,002,990	92%

Interest expenses, net	(15,488)	(20,829)	5,341	26%
Subsidy income (expense)	132,035	21	132,014	n/m
Other income	(757)	1,844	(2,601)	n/m

Net other income (expense)	115,790	(18,964)	134,754	n/m

Income before income taxes	2,212,988	1,075,244	1,137,744	106%
Income taxes	—	—	—	—

Net income	$2,212,988	$1,075,244	$1,137,744	106%

Revenues. Our revenues increased by approximately 76% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This growth was primarily a result of the increased production in our operating farms as they reached capacity. The increased revenue came from increased sales of both breeder and meat hogs, which represented a revenue increase of approximately $2,000,000, as well as higher pricing for both, which contributed approximately $385,000 in increased revenues. The table below illustrates the growth of our sales on a product by product basis.

Sales by Products

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	9,977	$257	$2,564,089	5,859	$240	$1,404,589
Meat Hogs	15,443	$193	$2,980,554	9,806	$179	$1,753,825

Total	25,420	$218	$5,544,643	15,665	$202	$3,158,414

We sold approximately 70% more breeder hogs in the third quarter of 2010 than we sold in the same period of 2009, and these breeder hogs were sold at an average price per hog that was approximately 7% higher than in the third quarter of 2009. As a result, sales attributable to breeder hogs increased by approximately 83%.

We sold approximately 57% more meat hogs in the third quarter of 2010 than in the same period of 2009, with an average price per hog that was approximately 8% higher than in the comparable 2009 period. As a result, sales attributable to meat hogs increased by approximately 70%.

Profit Margins. Our gross profit margin increased to 44% in the third quarter of 2010 from 38% in the same period of 2009, as a result of the increased sales price per hog, mentioned above, and the increase in the percentage of sale of breeder hogs to total sales, as compared to the third quarter of 2009. The gross margins for breeder hogs were 56% and 50% in the third quarter of 2010 and 2009, respectively, and the gross margins for meat hogs were 34% and 29% in the third quarter of 2010 and 2009, respectively.

These increases are largely reflective of the increased average sales prices per hog. Breeder hogs accounted for 46.2% and 44.5% of the third quarter of 2010 and 2009 revenues, respectively, and meat hogs accounted for 53.8% and 55.5% of the third quarter of 2010 and 2009 revenues, respectively.

Expenses. General and administrative expenses increased $232,380 during the 3rd quarter of 2010 as compared to the same period in 2009. Approximately $100,000 of this increase resulted from the additional costs associated with being a public company, and the remaining amount of the increased cost in 2010 is largely the result of the growth of the Company’s capacity and facilities.

Net Other Income (Expense) Net other income (expense) improved from an expense of $18,964 for the three months ended September 30, 2009 to an income level of $115,790 for the three months ended September 30, 2010 due to the receipt of a $132,035 subsidy grant from the government due to steps that the Company has taken to limit pollution from waste.

Income Taxes. We are subject to the Enterprise Income Tax law of the PRC (“EIT”). However, according to the EIT, companies that are engaged in agricultural business are exempt from the 25% enterprise income tax. We are engaged in the business of breeding, raising, and selling hogs for use in Chinese pork production and hog breeding markets, and thus are currently exempt from the Chinese income tax. We are incorporated in the British Virgin Islands and, under the current tax laws of the British Virgin Islands, are not subject to income taxes.

In addition, our hog sales are not subject to the PRC’s 17% VAT or the 5% business tax levied on the income from services rendered. According to the PRC tax regulations, companies engaging in agricultural business are exempt from these taxes.

Net Income. Our net income for the three months ended September 30, 2010 and 2009 was $2,212,988 and $1,075,244, respectively. The 106% increase in net income is primarily a result of the increased level of revenue from hog sales resulting largely from the increased production of the Company’s farms and increased prices.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and 2009

All amounts, other than percentages, in U.S. dollars

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$15,462,902	$9,162,469	$6,300,433	69%
Costs of goods sold	8,764,143	5,855,348	2,908,795	50%

Gross profit	6,698,759	3,307,121	3,391,638	103%
General and administrative expenses	755,722	323,855	431,867	133%
Selling expenses	40,184	6,270	33,914	541%

Income from operations	5,902,853	2,976,996	2,925,857	98%

Interest expense	(44,711)	(42,531)	(2,180)	(5%)
Subsidy income	132,035	198,027	(65,992)	(33%)
Other income	8,344	7,899	445	6%

Net other income	95,668	163,395	(67,727)	(41%)

Income before taxes	5,998,521	3,140,391	2,858,130	91%
Income taxes	—	—	—	—

Net income	$5,998,521	$3,140,391	$2,858,130	91%

Revenues. Our revenues increased by approximately 69% in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This growth was primarily a result of increased sales of hogs, made possible as a result of the increased production at our operating farms as they reached capacity. The higher sales volume resulted in a revenue increase of approximately $5,370,000. Revenues also increased by approximately $940,000 as the result of high prices for both breeder and meat hogs. The table below illustrates the growth of our sales on a product by product basis.

Sales by Product

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	22,940	$270	$6,201,993	10,135	$242	$2,449,297
Meat Hogs	49,596	$187	$9,260,909	37,067	$181	$6,713,172

Total	72,536	$213	$15,462,902	47,202	$194	$9,162,469

We sold approximately 126% more breeder hogs in the first nine months of 2010 than in the first nine months of 2009, at an average price per hog that was approximately 12% higher than in the first nine months of 2009. As a result, sales attributable to breeder hogs increased by approximately 153%. We sold approximately 34% more meat hogs in the first nine months of 2010 than in the same period of 2009, at an average price per hog that was approximately 3% higher than in the first nine months of 2009. As a result, sales attributable to meat hogs increased by approximately 38%. The increase in the sales of hogs was primarily because the increase in the production capacities of the farms. While the sales of meat hogs were greater than those from breeder hogs in both the first nine months of 2010 and 2009, breeder hogs realized greater growth in sales, thus accounting for approximately 40% of sales in the nine months of 2010, up from 27% in the same period of 2009.

Profit Margins. Our gross profit margins increased to 43% in the first nine months of 2010 from 36% in the same period of 2009 primarily as a result of the increased percentage of sales of breeder hogs (which have a higher profit margin than meat hogs), and the benefit of higher sales prices, particularly in regards to the breeder hogs.

The gross margins for breeder hogs were 57% and 50% in the first nine months of 2010 and 2009, respectively, and the gross margins for meat hogs were 35% and 31% in the first nine months of 2010 and 2009, respectively. These increases are largely reflective of the increased sales prices per hog. Breeder hogs accounted for 40% and 27% of the first nine month revenues for 2010 and 2009, respectively, and meat hogs accounted for 60% and 73% of the nine months revenues for 2010 and 2009, respectively.

Expenses. General and administrative expenses increased by $431,867 during the first nine months of 2010 as compared to the same period in 2009. Approximately $100,000 of this increase resulted from the additional costs associated with being a public company, and the remaining amount of the increased cost in 2010 is largely the result of the growth of the Company’s capacity and facilities.

Net Other Income. Net other income decreased from $163,395 in the first nine months ended September 30, 2009 to $95,688 during in the first nine months ended September 30, 2010, a net decrease of $67,727. This decrease was primarily the result of reduction in governmental subsidies from the $198,027 received in the first nine months of 2009 to the $132,035 received in the comparable 2010 period.

Income taxes. As explained in third quarter discussion above, the Company is exempt from the Chinese income tax and the VAT as it is engaged in an agricultural business.

Net Income. Our net income for the first nine months ended September 30, 2010 and 2009 was $5,998,521 and $3,140,391, respectively. The increase of 91% in net income is primarily a result of the increased level of hog sales, with a higher proportion of those sales coming from breeder hogs which have higher gross margin than meat hogs, and favorable pricing.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of September 30, 2010.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2010 our working capital was $13,712,913 as compared to $2,055,918 at December 31, 2009. As of September 30, 2010, cash and cash equivalents were $10,919,523 as compared to $2,022,295 as of December 31, 2009. The September 30, 2010 balance included net proceeds from our July 19, 2010 IPO, of which $7,817,217 of these funds were in the process of being authorized by the State Administration of Foreign Exchange (SAFE) to be transferred to the Company’s PRC bank account and will reside in the Company’s bank account in Hong Kong until approval is received. The components of this increase in cash of $8,897,228 are discussed below.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$6,399,972	$3,353,754
Net cash used in investing activities	(7,016,338)	(2,712,423)
Net cash provided by (used in) financing activities	9,438,275	(248,135)
Exchange rate effect on cash	75,319	793

Net cash inflow	$8,897,228	$393,989

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2010 totaled $6,399,972. Cash from operating activities mainly consisted of our net income for the first nine months of 2010 of $5,998,521, and depreciation and amortization of $758,181, partially offset by an increase in inventory of $190,178 and a decrease in accounts payable of $194,090. For the nine months ended September 30, 2009, cash provided by operations totaled $3,353,754. This largely consisted of net income of $3,140,391, depreciation and amortization of $830,171, and an increase in accounts payable of $161,915, partially offset by an increase in inventories of $850,535 due to an increase in the capacity of the farms and thus the number of hogs held in inventory

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 totaled $7,016,338. This was primarily comprised of $400,000 purchase deposit for a possible acquisition of the assets of a hog farm, $2,246,493 for the purchase of biological assets, and $4,369,845 which largely consisted of funds for completing the construction of the Company’s ninth farm and upgrading and improving the facilities of the existing hog farms.

In the nine months ended September 30, 2009, our cash used in investing activities totaled $2,712,423. The activities were mainly comprised of $357,963 for the purchase of biological assets, and $2,354,460 for the improvement of the existing hog farms.

Cash Used in Financing Activities

For the nine months ended September 30, 2010, net cash provided by financing activities was $9,438,275. The activities were comprised of the net proceeds from the Company’s July 19 IPO of $10,592,344, less the related expenses of $1,180,784. For the nine months ended September 30, 2009, cash used in financing activities was $248,135, representing payments made to the Company’s Chief Executive Officer, and a shareholder, Ms. Hanying Li, for funds she had previously advanced to the Company.

Commitments for Capital Expenditures

We are considering acquiring additional hog farms. While we do not have any firm agreement, understanding or commitment to acquire such a facility, we are in negotiations for such facilities. The average selling price for a hog farm with an annual capacity of 20,000 hogs is approximately $2 million to $2.5 million. While we do not have any commitments to do so, we expect to purchase additional purebred hogs over the next 15 months for approximately $1.0 million to $1.5 million, in part for use in any new farms acquired. We are also investigating a plan to open retail shops to sell our pork products at a premium price so that we can further benefit from our reputation for producing high-quality, low-pollution and low-additive pork products. We expect that the total cost for opening such retail locations would be less than $400,000.

Our Chief Executive Officer, Ms. Hanying Li, has loaned funds to our Company to complete the construction of our ninth farm, which commenced operations in May 2010. While the loan from Ms. Li is payable on demand, we do not believe the repayment of the loan is likely to affect our liquidity during the rest of 2010 as Ms. Li has agreed not to request repayment of the loan during 2010.

On July 19, 2010, we closed our IPO. We sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. Net proceeds from the offering were approximately $10,600,000, and these funds were placed in our bank account in Hong Kong. We are not able to utilize these net proceeds within China until we have completed certain remittance procedures. On August 2, 2010 we received $2,775,127 of these funds. We expect to utilize these net proceeds to construct and/or acquire additional hog farms, purchase additional breeding stock, possibly establish retail shops in Wuhan City as well as for our working capital needs and professional fees including Sarbanes-Oxley compliance costs.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to theseregulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in “Risk Factors” in our Registration Statement on Form S-1 declared effective on June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	The Company completed the initial public offering of 2,000,000 common shares on July 19, 2010, from which it derived net proceeds of approximately $10,600,000. Although the Company has now received a portion of these proceeds, as of the end of the third quarter of 2010, none had been deployed. The anticipated use of these proceeds remains as stated in the Company’s Registration Statement declared effective June 30, 2010.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANLI AGRITECH, INC.

November 11, 2010	By:	/S/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/S/ BIHONG ZHANG
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)