Form 10-K
period 2010-12-31
Tianli Agritech, Inc.
filed 2011-03-17
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34799

TIANLI AGRITECH, INC.
 (Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite F, 23rd Floor, Building B, Jiangjing Mansion
228 Yanjiang Ave., Jiangan District, Wuhan City
Hubei Province, China 430010
 (Address of principal executive offices)   (Zip code)

Issuer's telephone number, including area code: (+86) 27 8274 0726

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares,$0.001 par value	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:
(Title of class): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Index

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant commenced a “best efforts” initial public offering of its common shares on June 30, 2010 at a price per share of $6.00 and sold a total of 2,000,000 shares in the offering on July 19, 2010.  As of June 30, 2010, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $27,684,000, based upon the initial public offering price of the registrant’s common shares.

At March 14, 2011, the registrant had outstanding 10,125,000 common shares.

Documents incorporated by reference:  Not Applicable.

Index

Form 10-K
Tianli Agritech, Inc.

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Index

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Tianli Agritech, Inc. (“Tianli” when referring solely to our British Virgin Islands listing company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“WFOE”); and our affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which WFOE controls by virtue of contractual arrangements.

•	“shares” and “common shares” refer to our common shares, $0.001 par value per share;

•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and

•	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2010 at RMB 6.60 to $1.00 as compared to RMB 6.8372 to $1.00 at December 31, 2009. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2010 and the year ended December 31, 2009 were RMB 6.76 and RMB 6.84088, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

PART I

Item 1. Business

Our Company

Our Company is in the business of breeding, raising, and selling hogs in the People’s Republic of China. We operate our business through contractual arrangements between our wholly-owned subsidiary, WFOE, and our variable interest entity, Fengze. Our efforts are focused on growing healthy, hearty hogs for sale for breeding and meat purposes. We believe our location in Hubei and our investment in breeding and farming technology position us well to reach these goals.

Index

Fengze entered the hog breeding and production business in 2005 when it built its first hog farm. Fengze now currently owns and operates ten commercial farms in Wuhan. Our farms, in the aggregate, will have an annual production capacity of approximately 150,000 hogs when the two most recently acquired farms, Farms #9 and #10, reach full capacity.  We conduct genetic, breeding and nutrition research to improve our hog production capabilities. Our animal nutrition research consists of the research and development of a premix we feed our hogs. In coordination with a local institute, we developed this product to improve our feed to meat conversion ratio, thus reducing our feed costs, and to improve the health of hogs.

We currently derive our revenues from hog farming. We believe we have developed a reputation for quality in our market by investing in high quality breeding stock and in technology to improve the health of our hogs by, for example, using temperature controls to increase comfort and to speed piglet rearing, and by creating a biofeed premix that has improved our success in growing hogs while reducing costs. We believe we have a reputation for low pollution by virtue of receiving a certificate of pollution-free agricultural product from Hubei province. We believe we have a reputation for low-additive pork products as a result of our biofeed premix, which allows us to reduce our reliance on antibiotics, and by efforts we have undertaken to reduce disease risks among our hogs that do not require chemicals, such as maintaining geographic separation between our farms to prevent cross-contamination.

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and will produce up to 20,000 hogs annually once it reaches full production.  We will pay a total of approximately $1.5 million in installments for the rights to the land, structures and equipment.  We expect to invest approximately $500,000 in breeding stock and capital improvements to bring this farm to full production.

Corporate Information

Our principal executive office is located at Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726. Fax (+86) 27 8274 0906. Our website address is www.tianli-china.com.

Our Corporate Structure

Tianli is a holding company incorporated in the British Virgin Islands in November 2009.  Tianli owns all of the outstanding capital stock of HCS, which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise.  Fengze was organized in 2005 as a domestic limited liability company in China. WFOE has entered into a series of control agreements with Fengze and all of the owners of Fengze, which agreements allow WFOE to control Fengze. Through our ownership of HCS, HCS’ ownership of WFOE and WFOE’s agreements with Fengze, we believe that Tianli controls Fengze and therefore, we consolidate the results of operations of Fengze’s with ours as a variable interest entity.

Index

Our current corporate structure is as follows:

Equity interest

Contractual arrangements including Entrusted Management Agreement and Exclusive Option Agreement.

Contractual arrangements including Exclusive Option Agreement, Shareholders’ Voting Proxy Agreement and Pledge of Equity Interest Agreement.

Although Chinese laws and regulations prevent direct foreign investment in certain industries, they currently do not prohibit or restrict foreign ownership in hog breeding businesses. To protect our shareholders from adverse consequences resulting from possible future ownership restrictions, rather than acquire an equity interest in Fengze, we caused WFOE to enter into certain control agreements with Fengze and its shareholders, pursuant to which we control Fengze and are entitled to the benefit of the results of its operations. The control agreements include an Entrusted Management Agreement, an Exclusive Option Agreement, a Shareholders’ Voting proxy Agreement and a Pledge of Equity Agreement, each of which is described below.  As a result of these agreements, WFOE is entitled to receive 100% of the profits of Fengze and is obligated for 100% of the losses of Fengze. Thus, although WFOE and Fengze are independent legal entities and neither is liable for the obligations of the other, as a consequence of the control agreements, though not responsible for Fengze’s obligations, WFOE is obligated for its losses.

Entrusted Management Agreement. Fengze and WFOE entered into an Entrusted Management Agreement, which provides that WFOE will be fully and exclusively responsible for the management of Fengze. As consideration for such services and WFOE’s agreement to bear all losses of Fengze, Fengze has agreed to pay WFOE an annual fee equal to Fengze’s earnings. This agreement will terminate upon the earliest of: (1) the winding up of Fengze; (2) the termination date of the Entrusted Management Agreement, as agreed by the parties thereto; or (3) the date on which WFOE completes the acquisition of Fengze.

Index

Exclusive Option Agreement. Fengze and each of Fengze’s shareholders entered into an Exclusive Option Agreement with WFOE, which provides that WFOE will be entitled to acquire all of the outstanding shares of Fengze from the current shareholders upon certain terms and conditions. In addition, WFOE was granted an irrevocable option to purchase all or part of the assets and business of Fengze at a price based on the circumstances at the time of the exercise of the option. Such option may be exercised at any time we determine to do so, provided it is then allowable under PRC laws and regulation. The Exclusive Option Agreement prohibits Fengze and its shareholders from transferring any portion of the equity interests, business or assets of Fengze to anyone other than WFOE. WFOE has not yet taken any action to exercise these rights of purchase, and there is no guarantee that it will do so, that it will be permitted to do so by applicable law at such times as it may wish to do so or that Fengze or one or more of its shareholders will not default under its obligations under such agreement.

Shareholders’ Voting Proxy Agreement. All shareholders of Fengze executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint persons designated by WFOE with the exclusive right to exercise, on their behalf, all of their Voting Rights in accordance with applicable law and Fengze’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests in Fengze and to appoint and elect the directors and Chair as the authorized legal representative of Fengze. This agreement will be only terminated upon the acquisition of all of the equity interests in, or all assets and business of Fengze by WFOE.

Pledge of Equity Agreement. WFOE and all shareholders of Fengze entered into a Pledge of Equity Agreement, pursuant to which each shareholder pledged all (100%) of its shares in Fengze to WFOE. If Fengze or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WFOE, as Pledgee, will be entitled to foreclose on the pledged equity interests. The Fengze shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest. This pledge has been recorded with applicable authorities in China to perfect WFOE’s security interest.

Industry and Market Background

China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of the world’s pork production and consumption for more than five years. Not only does China consume more pork than any other country, Chinese per-capita pork consumption is among the highest in the world, as pork is China’s most popular meat.  In terms of meat consumption in China, pork accounts for approximately 65% of total Chinese meat consumption, while poultry represents approximately 21% and beef accounts for approximately 9%, according to the National Statistics Bureau of China. In 2010, China consumed over 600 million hogs.

Index

Consumption of pork per person in China has grown from 31.2 kilograms in 2000 to an estimated 37.5 kilograms per person in 2010. The USDA Foreign Agricultural Service in March 2010 projected that Chinese total pork consumption in 2010 will rise nearly four percent to approximately 50.6 million metric tons, which follows a five percent increase in 2009.

Because pork represents such a large portion of the meat consumed by Chinese, both national and local government have adopted policies and taken actions in an effort to balance the desire of consumers for low prices against the farmers’ need to operate profitably while seeking to increase the efficiencies of the industry. The Chinese government has established a national pork reserve program to balance the market demand and supplies of pork and to keep the price of pork stable. For example, in 2009, ministries of the PRC entered the market and purchased pork to increase its price to what they perceived to be an appropriate level.  Alternatively the government could decide to take steps to reduce the price of pork. We cannot predict what policies the government may choose to adopt in the future.  Nevertheless, as food makes up a large portion of the budget for many Chinese families, we anticipate the government is likely to remain involved in the development of the pork industry. Even though the central government periodically supports an artificial floor price with its strategic pork reserves, there is no guarantee that this support will continue in the future. If such support is terminated, our industry could see fluctuations in the price of pork, which could dramatically affect our operations.

China’s Hog Industry

China’s hog industry is in the midst of a transition from a large number of relatively small farms, to larger, more commercial farms. Meat hog production in the PRC is currently dominated by backyard farms (those that sell 5-10 hogs annually) and small farms (those that sell less than 100 hogs annually). We believe that farms that sell less than 100 hogs per year comprise approximately 75% of the hog farms in China and account for approximately one-third of the hogs sold annually in China. Farms that sell between 100 and 500 head a year account for approximately 21% of China’s hog farms and approximately one-third of the hogs sold annually in China. Farms that sell between 500 and 3,000 hogs annually represent less than 3% of China’s hog farms but account for approximately 19% of the hogs sold in China. Those that sell more than 3,000 hogs annually account for less than one-half of one percent of all hog farms but sell more than 15% of China’s hogs annually.

According to the USDA, China’s hog industry is transitioning toward larger commercial farms partly as a result of government policies and incentives. We believe that the Company is well positioned to benefit from this trend.

Our Geographic Market

Our farms are located in Wuhan City, which is the capital of and largest city in Hubei Province. With a population of nearly 10 million, Wuhan City is one of China’s ten largest cities, and is considered an important center for economy, trade, finance, transportation, information technology and education in Central China. Wuhan City is located less than 800 miles from Shanghai, Beijing, Guangzhou, Tianjin, Chongqing and Xi’an, some of China’s largest cities. Hubei Province includes thirteen cities that range in population from approximately 300,000 to nearly 10 million residents.

Index

Due to its central location, Hubei is well-known in China for the adaptability of its breeder hogs. Breeder hogs from the southern part of China tend to not tolerate the cold weather in northern China; similarly, breeder hogs from the northern part of China tend not to tolerate the heat of southern China. We have found that breeder hogs raised in Hubei tend to adapt well to variations in both the north and south of China.

Wuhan City’s government was one of the first local governments to provide economic incentives to hog farms that reached certain production levels. Farms located within Wuhan prefecture that reach an annual production capacity of 10,000 hogs are eligible for a one-time grant of RMB 1.5 million (approximately $230,000). When a farm reaches 20,000 hog capacity, it is eligible for a grant of RMB 3 million (approximately $460,000), less any grant it received when its capacity reached 10,000 hogs.

 Breeder Hogs and Market Hogs

We utilize a variety of purebred hogs at our farms. The primary purebred varieties that we utilize are the Yorkshire, Landrace and Duroc. We breed both purebred and cross-bred hogs in order to attain what we feel are the most desirable traits in the hogs produced in our farms.

We sell approximately 35% of our hogs as breeder hogs, which are predominately females, and approximately 65% as market hogs.  Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs.  Breeder hogs weigh approximately 110 -120 pounds at the time of sale while market hogs weight about 220 – 240 pounds.

Male hogs are nearly always sold as market hogs as substantially fewer boars are required than sows for breeding purposes. Female hogs that do not meet breeder hog standards are also sold as market hogs.

Our Breeding Efforts

A key element of breeding hogs is to utilize sows which are most likely to give birth frequently to large, healthy litters that display the attributes that customers prefer. As a result, we genetically catalogue our sows, so that we can identify purebred and first-cross hogs to maintain our purebred nucleus herd for fidelity to breed standards and to develop the most favorable parent line sows and boars for commercial market hog production.

We screen all potential breeders for favorable qualities. We rely on a combination of performance data and visual appraisals of breeder hogs for selection purposes. We index purebred sows monthly and select the top 20% to maintain our nucleus herd. Having established the baseline herd level, we experiment with combinations of boars and sows to continue to improve the characteristics of our hogs.

Index

In addition to selecting the most favorable breeding stock, we constantly monitor our breeding sows and replace any that have disease related problems or that display other unfavorable breeding characteristics. A quality sow can give birth for 3 to 4 years, and can give birth 6 to 8.5 times during her life typically to a litter of 10-12 piglets each time. If a sow consistently gives birth to small litters, we remove it from the breeding stock.  Likewise, if a sow repeatedly fails to get pregnant during fertile periods or displays false pregnancy (a condition that can last for up to two months) we will remove it from the breeding herd and replace it with a more productive sow.

Our Premix

We believe one of the most challenging issues in the hog production industry is the growing variety and variability of swine diseases. Many hog farms manage diseases through the use of antibiotic drugs. In addition to administering antibiotics directly, many commercial hog farms also use antibiotics in premix feed, without regard to whether particular hogs require treatment. Heavy use of these drugs in China has resulted in pork with drug residues and excess levels of heavy metals and other contaminants.

We seek to avoid the use of what we view as excessive amounts of antibiotics in our hogs. After years of research and development in cooperation with our consultant, Professor Ming Li of China Central Teachers University, we have developed our own premix, which we use instead of commercially available biofeed premixes. Our premix contains no antibiotics and, according to testing by Hubei Province Import & Export Commodity Inspection and Quarantine Bureau, our pork products test negative for drug residues and met the industry limits for heavy metals.

By developing our own premix, we also reduced our feed costs. Our premix adds live microbes to swine feed, which we believe result in better absorption of feed and a generally healthier intestinal system. Better absorption of feed results in lower waste and we believe that we have realized a 10% to 12% reduction in feed costs as a result. In addition, because these bacteria improve the hogs’ health, we have seen savings on drug costs of approximately RMB 10 (approximately $1.50) per hog.

Our Hog Farms

Fengze built its first hog farm in 2005. In 2006, Fengze purchased the land rights, farm structures and related equipment and inventory of five additional hog farms from separate sellers. In 2008, Fengze built one hog farm and acquired land rights, long-lived assets and inventory of another. In 2009 Fengze constructed its ninth hog farm. This farm will have an annual capacity of 20,000 hogs once it attains full production level. In December 2010, Fengze completed the acquisition of the assets of a tenth farm, the Hengdian Farm, which will produce up to 20,000 hogs annually once it reaches full production.

At present, we, through Fengze, operate five hog farms with an annual capacity of 20,000 hogs each (one of which is expected to reach full capacity of 20,000 hogs in 2011 and another of which is expected to reach full capacity of 20,000 hogs in 2012) and five hog farms with an annual capacity of 10,000 hogs each.

Index

Each of our hog farms is designed to raise hogs from breeding through preparation for sale as breeder or market hogs. While there are differences among our farms, they follow the same basic organizational model, with separate buildings dedicated to sow operations, nursery operations and finishing operations. In addition to these specific functional buildings, our farms also feature housing for some of our farmers for the benefit of our farm operations. To minimize the risk of contamination, access to our farms is very limited to outsiders, including Company staff.  To limit the number of personnel that enter our farms, and thus the risk of contamination, we provide on-site housing to a large portion of our farm employees.

Each farm has a farm manager who is responsible for monitoring animal care, animal health and equipment. Specialized crews trained in moving hogs assist with the loading, unloading, health care and sanitation for each unit.

Our Strategies

We plan to enhance our position as one of Wuhan’s largest hog farming companies. We intend to achieve this goal by implementing the following strategies:

•
We plan to increase hog production quality and capacity by continuing to upgrade our genetic breeding base.   We plan to purchase and import purebred hogs to improve the genetic strength and diversity of our breeding pool, increasing our ability to maintain quality purebred stock within our breeding operations.  This will enable us to breed superior breeding hogs that can be used in our operations or sold to other breeder farms, resulting in improved margins.

•	We expect to continue to acquire or construct hog farms. We expect to focus on farms with a capacity of approximately 20,000 hogs.

•
We intend to develop our sow replacement program to continually replace less-productive sows with more productive ones. It requires significant effort to identify, track and measure the attributes of our breeder hogs. We have found that the more data we capture in program, the greater the rewards of program and the more successful we are in implementing sow replacement strategies, with resulting improvement in operations.

•
We will position our brand image in order to command a premium for branded meat products at retail if we decide to supply pork products to selected existing retail outlets.  We have registered the trademark “Hanxi” for pork products. As a result of the recognition we have received for our products in Wuhan, we believe this trademark will be valuable and may be associated with a premium price for Fengze’s products if and when we distribute pork to retail operators.  If we elect to do so, we expect to utilize the short-term availability of a processing plant rather than acquiring one.

Principal Suppliers

We use the following principal suppliers, principally to obtain raw materials for hog feed. We believe the materials provided by these suppliers are widely available and do not anticipate that we will be unable to obtain these materials from other suppliers in the event our current principal suppliers are unable or unwilling to supply our needs.

Index

Supplier	Item
Wuhan Zhu Brothers Feed Technology Co Ltd.	Feed supplies (corn, beans, bran and other commodities)

Wuhan Wuchang District Rixin Animal Protection Veterinary Medicine Co	Veterinary Medicine Supplies

Purchases from Wuhan Zhu Brothers Feed Technology Co Ltd. accounted for approximately 64% and 79.7% of our cost of goods sold in 2010 and 2009, respectively. We are not subject to any long-term agreement with Wuhan Zhu Brothers. All purchases are on a “spot” basis and are not subject to long terms agreements.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2010, our research and development team consisted of 30 employees. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2010 and 2009, we spent $66,286 and $53,732, respectively, on research and development activities.

Sales and Marketing

Purchasers come to our farms to purchase breeder and market hogs. The purchasers of breeder hogs consist of brokers who then sell the hogs to other hog farms, or in some cases the farms purchase the breeders directly. The purchasers of market hogs include brokers who then sell the hogs to slaughterhouses and the slaughterhouses. Purchases are paid at the time of the sale by cash or wire transfer. Purchasers are responsible for transporting hogs from our farms. In this way, we have been able to reduce our transportation costs and risks associated with delivering hogs. Return of product is not permitted.

Because we have primarily relied upon having purchasers come to our farms, to date our expenditures on marketing and advertising have not been significant. If our capacity should grow or we should otherwise determine it is in our interests to do so, we may rely more upon advertising and marketing in the future and our expenditures for such efforts will increase.

Competition

We compete based on the quality of our product, especially as it pertains to breeder hogs, and on price. Our products are to some degree commodities and there is extensive competition from other hog farms in the region.

Index

We believe that Wuhan has 75 farms with annual production capacities of at least 10,000 hogs and, of these, 21 farms with annual production capacities of at least 20,000 hogs. Inclusive of the farms in Wuhan, we believe that the Hubei province has approximately 439 hog farms with annual production capacities of 10,000 or more hogs.  We believe our annual capacity as of December 31, 2010 makes us one of Hubei province’s largest hog farming companies.

Customers

Our five largest customers collectively represented approximately 35% and 49.4% of sales for the years ended December 31, 2010 and December 31, 2009, respectively. There were no customers who represented more than 10% of our sales in 2010.

In 2009, the customers that accounted for more than 10% of our revenues were:

Purchaser Name	Percentage of Revenues in Year ended December 31, 2009
Wuhan Mingxiang Meat Factory Co., Ltd.	11.98%
Sanlian Wu (Broker)	11.89%
Zhenshun Tian (Broker)	11.45%
Regulation

Restriction on Foreign Ownership

The principal regulation governing foreign ownership of agricultural businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective December 11, 2007 (the “Catalogue”). The Catalogue classifies various industries into four categories: encouraged, permitted, restricted and prohibited. We are engaged in an encouraged industry. Such a designation offers businesses distinct advantages. For example, businesses engaged in encouraged industries:

•	are not subject to restrictions on foreign investment, and, as such, foreigners can own a majority in Sino-foreign joint ventures or establish wholly-owned foreign enterprises in the PRC;

•	with total investment of less than $100 million, are subject to regional (not central) government examination and approval which are generally more efficient and less time-consuming; and

•	may import certain equipment while enjoying a tariff and import-stage value-added tax exemption.
The National Development and Reform Commission and the Ministry of Commerce periodically jointly revise the Catalogue. As such, there is a possibility that our company’s business may fall outside the scope of the definition of an encouraged industry in the future. Should this occur, we would no longer benefit from such designation.

Index

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. An example is that both Fengze and WFOE were exempted from income taxes for 2010 and prior years.

The PRC government authorities may reduce or eliminate these incentives through new legislation or other regulatory actions at any time in the future. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterpart is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

Dividend Distribution. The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprise. These reserves are not distributable as cash dividends.

Index

Notice 75.  On October 21, 2005, SAFE issued Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.
Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

PRC residents who control our company are required to register with SAFE in connection with their investments in us. Such individuals began this registration process on March 8, 2010. If we use our stock or other equity interest to purchase the assets or equity interest of a PRC company owned by PRC residents in the future, such PRC residents will be subject to the registration procedures described in Notice 75.

New M&A Regulations and Overseas Listings.  On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of this new PRC regulation remains unclear with no consensus currently existing among leading PRC law firms regarding the scope or the applicability of the CSRC approval requirement.

Based on our understanding of the current PRC laws and regulations, we believe that because we currently control our Chinese affiliate, Fengze, by virtue of WFOE’s VIE agreements with Fengze and not through an equity interest acquisition nor an asset acquisition as described in the New M&A Rule, and CSRC currently has not issued any definitive rule or interpretation concerning whether structures like ours are subject to this new procedure, we are in compliance with the new M&A Rule.

Index

Intellectual Property Rights

Trademark

The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to all of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

The PRC Trademark Law, adopted in 1982 and revised in 2001, and implementation rules adopted in 2002, protect registered trademarks. The Trademark Office of the State Administration of Industry and Commerce (“SAIC”) handles trademark registrations and grants trademark registrations for a term of ten years.

The Company, through Fengze, has used “Hanxi” for years on its well-known swine products. In 2009, Fengze applied for and registered “Hanxi” as a trademark with China’s SAIC Trademark Office, in Class No. 31, which relates to live animals, live poultry, live fish, trees, cereals, plants, fresh fruits, fresh vegetables, fodder and crustaceans. The registration is valid from April 21, 2009 to April 20, 2019. As a registered trademark “Hanxi” is exclusively owned by Fengze for products within the range limited by Class No. 31; any identical or similar trademark may not be used on commodities involved in Class No. 31. Fengze does not currently own any trademark on “Hanxi” outside of Class No. 31. In the event of trademark infringement, the SAIC has the authority to fine the infringer and to confiscate or destroy the infringing products. In addition to actions taken by SAIC, Fengze would be entitled to sue an infringer for compensation.

Business Trade Secrets, We have not applied for any patent protection for our premix; however, we rely on Chinese business secret laws to protect our interest in this premix.

Article 10 of China’s Anti-Unfair Competition Law defines a business secret as “technical information and operational information which is not known to the public, which is capable of bringing economic benefits to the owners of the rights, which has practical applicability and which the owners of the rights have taken measures to keep secret.”

Our premix was developed in conjunction with Professor Ming Li of China Central Teachers University. In return for providing financial and other support to Professor Li’s research, Professor Li assigned the rights to the results of his research and development (specifically, the premix) to us. In connection with this assignment, Professor Li agreed to protect the secrecy of our premix formula and to indemnify us against any damages caused if he discloses that information to third parties.

Index

In addition to the terms under which we obtained rights to the premix, we have taken a number of measures to maintain the premix as a business secret under Chinese law.

Notwithstanding these measures, if we are required to sue to protect our rights in the premix, the ultimate determination of whether the premix constitutes a business secret protected under Chinese law will be made on the facts of the case itself. We cannot guarantee that we will be found to have a business secret or that any court will protect our rights in the premix formula.

Regulations on Offshore Parent Holding Companies’ Direct Investment in and Loans to Their PRC Subsidiaries.  An offshore company may invest equity in a PRC company which will become the PRC subsidiary of the offshore holding company after investment. Such equity investment is subject to a series of laws and regulations generally applicable to any foreign-invested enterprise in China, which include the Wholly Foreign Owned Enterprise Law, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Contractual Joint Venture Enterprise Law, all as amended from time to time, and their respective implementing rules; the Tentative Provisions on the Foreign Exchange Registration Administration of Foreign-Invested Enterprise; and the Notice on Certain Matters Relating to the Change of Registered Capital of Foreign-Invested Enterprises.

Under the aforesaid laws and regulations, the increase of the registered capital of a foreign-invested enterprise is subject to the prior approval of the authority which approved the initial investment. In addition, the increase in registered capital and the total investment amount must both be registered with SAIC and SAFE.

Shareholder loans made by offshore parent holding companies to their PRC subsidiaries are regarded as foreign debts in China for regulatory purposes which are subject to a number of PRC laws and regulations, including the PRC Foreign Exchange Administration Regulations, the Interim Measures on Administration on Foreign Debts, the Tentative Provisions on the Statistics Monitoring of Foreign Debts and the Administration Rules on the Settlement, Sale and Payment of Foreign Exchange.

Under these regulations, shareholder loans made by offshore parent holding companies to their PRC subsidiaries are to be registered with SAFE. Furthermore, the total amount of foreign debts that can be incurred by such PRC subsidiaries, including any shareholder loans, shall not exceed the difference between the total investment amount and the registered capital amount of the PRC subsidiaries, both of which are subject to governmental approval.

A failure to comply with increasingly stringent environmental regulations and related litigation could result in penalties, damages and adverse publicity for our business.  Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.

Index

Fengze has incurred, and we will continue to incur, capital and operating expenditures to comply with these laws and regulations. We typically expend approximately $150,000 or more to construct hog waste systems at each hog farm we build and these are also ongoing expenses to comply with environmental regulations. If we were to build a farm, or purchase a farm without the necessary waste equipment, we would expect to spend $150,000 or more in connection with such farm for environmental compliance purposes in addition to ongoing maintenance.

The hog farming industry in the PRC is subject to extensive government regulation, which is still evolving and could adversely affect our ability to sell products in the PRC or could increase our production costs.  The hog farming industry in the PRC is regulated by a number of governmental agencies, including the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine, and the State Environmental Protection Administration. These regulatory bodies have broad discretion and authority to regulate many aspects of the hog farming industry in the PRC, including, without limitation, setting hygiene and quality standards. In addition, the regulatory framework in the PRC is evolving. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our costs so as to render our products non-competitive, our profitability and our ability to sell products in the PRC may be impacted.

Each province in the PRC requires hog farmers to obtain and maintain a license for each hog farm owned and operated in that province. Currently, all of our hog farms are located in the city of Wuhan in Hubei province, and we have obtained a license to own and operate each of our hog farms. We need to maintain our licenses to operate our current hog farms. If we pursue acquisitions of other hog farms, we will need to obtain additional licenses to operate those farms.

Employees

As of December 31, 2010, we had approximately 482 employees, of whom 369 were full-time employees. All of our employees but one are based in China. Of the total, 30 were in management and administration, 10 were farm managers, 20 served as deputy farm managers, 70 were in technical support (including the R&D staff, and veterinarians located on the farms), 30 were engaged in administration, and 322 were in farming. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

ITEM 1A. Risk Factors

The purchase of our common shares involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment.

Index

Risks Related to Our Industry

If there are any interruptions to or a decline in the amount or quality of our feed components, our production or sales could be materially and adversely affected.

Swine feed components and breeding stock are the principal raw materials used in our business. We purchase all of our swine feed components from a number of third-party suppliers. We generally breed and raise our own hogs and periodically purchase new breeding stock from third parties, including stock sourced from Europe and the United States. These third-party suppliers may not continue to be able or willing to satisfy our need for breeding stock and swine feed components. The supply of breeding stock may be affected by outbreaks of diseases or epidemics. Suppliers may not be able to provide live hogs or swine feed components of sufficient quantity or quality to meet our requirements. Any interruptions to or decline in the amount or quality of live hogs or swine feed components could materially disrupt our production and adversely affect our business. We are vulnerable to increases in the price of raw materials (particularly of swine feed components and occasionally live hogs) and other operating costs, and we may not be able to entirely offset increasing costs by increasing prices. If we are unable to entirely offset cost increases by raising prices, our profit margins and financial condition could be adversely affected.

If the pork market in the PRC does not grow as we expect, our results of operations and financial condition may be adversely affected.

We believe pork products have strong growth potential in the PRC and, accordingly, we have acquired new farms. If the pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy, and our results of operation may be adversely affected.

We may be unable to maintain our profitability in the face of a consolidating retail environment in the PRC.

We sell substantial amounts of our hogs to slaughterhouses, which sell to smaller retailers and supermarkets and large retailers. The supermarket and food retail industry in the PRC has been, and is expected to continue consolidating.

As the supermarket and food retail industry continue to consolidate and retail customers grow larger and become more sophisticated, they may demand lower prices and increased promotional programs from our slaughterhouse customers, which may demand lower prices from us. If we are forced to lower prices in response to pressure from customers, our profitability could decline.

The hog farming industry in the PRC may face increased competition, as well as increased industry consolidation, which may affect our market share and profit margin.

The hog farming industry in the PRC is highly competitive. We believe that our ability to maintain our market share and grow our operations within this landscape of intense competition depends largely upon our ability to distinguish our hogs from our competitors’ hogs, especially as to our breeders.

Index

We cannot assure you that our current or potential competitors will not develop hog breeding and farming technology of a quality comparable or superior to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors may merge or form alliances among farms to achieve a scale of operations which would make it difficult for us to compete. Competition may also lead to price wars, which may adversely affect our market share and profit margin. We cannot assure you that we will be able to compete effectively with our current or potential competitors.

The outbreak of animal diseases could adversely affect our operations.

An occurrence of serious animal diseases or any outbreak of other animal epidemics in the PRC might result in material disruptions to our operations, to the operations of our customers or suppliers or a decline in our industry or slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations. In 2007, tens of millions of pigs were killed in China as a result of Blue Ear disease, which resulted in inflation in pork prices and affected 25 of China’s 33 provinces. While we take measures at each of our farms to prevent the spread of disease, there can be no assurance that our facilities or products will not be affected by an outbreak of disease in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Outbreaks of swine flu could adversely affect our business, results of operations and financial condition.

An occurrence of a serious animal disease, such as swine influenza or H1N1 virus, a respiratory disease of pigs caused by influenza viruses, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our operations, to the operations of our customers or suppliers or a decline in the supermarket or food retail industry or a slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations and turnover.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products could discourage them from buying pork products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of pork products made from our hogs cause personal injury or illness and, unlike most food companies in the United States, we do not maintain product liability insurance to cover potential liabilities.

Index

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the production process. While we are subject to governmental inspections and regulations, we cannot assure you that consumption of our products will not cause a health-related illness, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, our products may be recalled. Even if a situation does not necessitate a recall, we cannot assure you that product liability claims will not be asserted against us. A product liability judgment against us or a product recall could have a material adverse effect on our revenues, profitability and business reputation.

We purchase many commodities for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

We have not entered into long term contracts for the purchase of raw materials at fixed prices. The raw materials used in our feed are largely commodities that can experience significant price fluctuations caused by external conditions and changes in governmental agricultural programs over which we exercise no influence. We attempt to recover commodity cost increases by increasing hog prices and creating additional operating efficiencies, but cannot assure that we will always be successful in offsetting these cost increases.

Our hog farming business could be adversely affected by fluctuations in pork commodity prices.

The price at which hogs are sold is directly affected by the supply and demand for pork products and other meat products in the PRC, all of which are determined by market forces and other factors over which we have little or no control. A downward fluctuation in the demand for pork may adversely impact our results of operations.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Fengze and WFOE were established in 2005, and HCS and Tianli were established in 2009. Additionally we have been a US public company only since July 2010.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by new companies in evolving markets such as the growing market for pork products in the PRC. Some of these risks and uncertainties relate to our ability to:

•	produce breeder hogs that will be responsive to the needs of other hog farmers;

Index

•	attract additional customers and increased spending per customer;

•	increase awareness of the quality of our hogs and to continue to developcustomer loyalty;

•	respond to competitive actions of other hog farmers;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel;

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Any additional equity may result in dilution to the holders of our shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing theavailability of our cash flow for capital expenditures, working capital and other general corporate purposes; and

•	may limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Index

Potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements, which could adversely affect our results of operations, cash flows and financial condition.

We may need to rely on the credit markets, particularly for short-term borrowings from banks within the PRC, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the credit and capital markets, as were experienced in 2008, could adversely affect our ability to draw on short-term bank facilities. Further, our access to funds under any such credit facilities is dependent on the ability of banks that are parties to those facilities to meet their funding commitments, which is dependent on governmental economic policies in the PRC. Banks that choose to enter into agreements with us may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Our operating results may fluctuate from period to period.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors. For example, the pricing for hogs has experienced significant fluctuations. Additionally demand for pork in general is relatively high before the Chinese New Year in January or February and lower thereafter. Our production and sales are generally lower in the summer due to a slight drop in meat consumption during the warmer summer months.

If WFOE is required to make a payment under its agreement to bear the losses of Fengze, our liquidity may be adversely affected, which could harm our financial condition and results of operations.

Under the terms of the Entrusted Management Agreement with Fengze, WFOE agreed to bear the losses of Fengze. WFOE may be required to absorb the losses at a time when WFOE does not have sufficient cash to make such payment and at a time when we or WFOE may be unable to borrow such funds on terms that are acceptable, if at all. As a result, any losses of Fengze that must be absorbed, under the Entrusted Management Agreement may have an adverse effect on our liquidity, financial condition and results of operations.

The loss of any key customer could reduce our revenues and our profitability.

Our key customers are principally hog brokers, hog farmers and slaughterhouses in the PRC. There can be no assurance that we will maintain or improve the relationships with these customers or other customers, or that we will be able to continue to supply these customers at current levels or at all.

If we cannot maintain long-term relationships with our larger customers, the loss of our sales to them could have an adverse effect on our business, financial condition and results of operations.

Index

Our bank accounts are not insured or protected against loss.

We maintain cash with various banks and trust companies located in the PRC and in Hong Kong. These cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

We are substantially dependent upon our senior management and key research and development personnel.

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our chief executive officer, Ms. Hanying Li, and our chief financial officer, Mr. Bihong Zhang, to manage our operations.

We also depend on our key research and development personnel for the development of new breeding, nutrition and farming technologies and the enhancement of our existing products and technologies personnel.  We do not maintain key man life insurance on any of our senior management or key personnel. The loss of the services of one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other agricultural companies and research institutions. Competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We may not be able to adequately protect and maintain our intellectual property, trade secrets, and brand names.

We rely on a combination of trademark, trade secret, nondisclosure agreement and patent laws to protect our trade secrets and other valuable intellectual property and in particular, our premix formula. We have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. Our management has concluded that the risk of infringement of our proprietary technology in China in such a case outweighs the risk of being unable to protect our rights legally in China. Since we do not have patent protection for our technology or formulas, we may not be able to protect our rights to this intellectual property if our competitors discover or illegally obtain our technology or formulas. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

Index

Our senior management lacks experience managing a public company and complying with laws applicable to operating as a U.S. public company domiciled in the British Virgin Islands.

Prior to the completion of our initial public offering in July 2010, Fengze operated as a private company located in China. In connection with our initial public offering, the senior management of Fengze formed Tianli in the British Virgin Islands, HCS in Hong Kong and caused WFOE to become Tianli’s subsidiary in the PRC. They also caused Fengze and WFOE to enter into agreements that gave Tianli effective control over the operations of Fengze by virtue of its ownership of HCS and HCS’ ownership of WFOE. In the process of taking these steps to prepare our company for our initial public offering, Fengze’s senior management became the senior management of Tianli. None of Tianli’s senior management has experience managing a public company or managing a British Virgin Islands company.

Our Company is subject to laws, regulations and obligations that prior to our initial public offering did not apply to it, and our senior management has no experience in complying with such laws, regulations and obligations. For example, Tianli must comply with British Virgin Islands laws applicable to companies that are domiciled in that country. By contrast, prior to our initial public offering, senior management was experienced in operating the business of Fengze in compliance with Chinese law. Similarly, by virtue of our initial public offering, Tianli is required to file quarterly and annual reports and to comply with U.S. securities and other laws, which were not applicable to Tianli prior to our initial public offering. These obligations can be burdensome and complicated, and failure to comply with such obligations could have a material adverse effect on Tianli. In addition, the process of learning about such new obligations as a public company in the United States will require senior management to devote time and resources to such efforts that might otherwise be spent on the operation of the business of hog farming.

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our common shares. Although we achieved net profitability in 2006, we cannot assure you that our operations will continue to result in sufficient revenues to enable us to operate profitably or to generate positive cash flows. Furthermore, there is no assurance our Board of Directors will declare dividends even if we are profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. If we determine to pay dividends on any of our common shares in the future, we will be dependent, in large part, on receipt of funds from our operations.

Our growth strategy may prove to be disruptive and divert management resources, which could adversely affect our existing businesses.

Over the last six years, we constructed or acquired ten farms in Wuhan City.  Our growth strategy includes the continued expansion of our annual hog production, largely by acquisitions of additional farms. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

Index

As part of our growth strategy, we have acquired assets within the PRC. If any of our acquisitions are found not to comply with applicable laws or regulations, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements.

We expect to continue to expand our operations in the PRC and have in recent years completed several farm acquisitions. While we believe that each of these acquisitions complied with all PRC laws and regulations, the regulatory environment that governs transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. If any of the acquisitions we completed were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction complied with applicable PRC laws. This could require us to expend resources that would otherwise be used to manage our company. Further, if regulators determine that any of our transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator’s requirements would be successful, or that such efforts would not have an adverse effect on our operations.

Foreign Operational Risks

We are dependent on the state of the PRC’s economy as all of our business is conducted in the PRC.

All of our business operations are conducted in the PRC, and all of our customers are also located in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Any material slowdown in the PRC’s economy may cause a reduction in the prices, a slowdown in the rate of growth of pork consumption or a reduction in consumption, which may in turn lead to a decline in the demand for our products. Any to these could have a material adverse effect on our business, financial condition and results of operations.

Since our operations and assets are located in the PRC, shareholders may find it difficult to enforce a U.S. judgment against the assets of our company, our directors and executive officers.

Our operations and assets are located in the PRC. In addition, most of our executive officers and directors are non-residents of the U.S., and substantially all the assets of such persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Index

Fluctuation of the Renminbi (RMB) may indirectly affect our financial condition by affecting the economy of the PRC and by affecting our reported US dollar results.

Although we use the United States dollar for financial reporting purposes, nearly all of the transactions affected by WFOE and Fengze are denominated in the PRC’s currency, the RMB. The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. Such fluctuations could adversely impact our US dollar denominated financial reports. We do not currently engage in hedging activities to protect against foreign currency risks. Future movements in the exchange rate of the RMB could adversely affect the economy of the PRC and thus the consumption of our products.

If any dividend is declared in the future, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you actually receive.

If you are a United States holder, you will be subjected to taxation on the U.S. dollar value of your dividends, if any, at the time you receive them. Specifically, if a dividend is declared and paid in a currency other than US dollars, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the nature of our business activities, we may be classified as a passive foreign investment company (“PFIC”), by the U.S. Internal Revenue Service (“IRS”), for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences to you if you are a U.S. investor. For example, if we are a PFIC, a U.S. investor will become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of our gross income in a taxable year is passive income; or

•	the average percentage of our assets by value in a taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%.

Index

We cannot assure you that we will not be a PFIC for any taxable year.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business.

The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect. Furthermore, in line with its transformation from a centrally planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes.

We do not have business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early stage of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs not covered by insurance.

WFOE’s contractual arrangements with Fengze may result in adverse tax consequences to us.

We could face material and adverse tax consequences if the PRC tax authorities determine that WFOE’s contractual arrangements with Fengze were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing expenses, or if they determine that the Company has not complied with the arrangements. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of expenses recorded by Fengze, which could adversely affect us by increasing Fengze’s tax liability if Fengze was no longer exempt from Chinese income taxes at some future date without reducing WFOE’s tax liability, which could further result in late payment fees and other penalties to Fengze for underpaid taxes.

WFOE’s contractual arrangements with Fengze may not be as effective in providing control over Fengze as direct ownership.

We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with Fengze that provide us with effective control over Fengze.  We depend on Fengze to hold and maintain contracts with our customers. Fengze owns substantially all of our intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither Tianli, nor HCS nor WFOE has any ownership interest in Fengze. Although we have been advised by our PRC legal counsel that WFOE’s contractual arrangements with Fengze are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing us with control over Fengze as direct ownership of Fengze would. In addition, Fengze or its shareholders may breach the contractual arrangements. For example, Fengze may decide not to make contractual payments to WFOE, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be effective.

Index

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of WFOE’s contractual arrangements with Fengze. Tianli and WFOE are considered foreign persons or foreign invested enterprises under PRC law. As a result, Tianli and WFOE are subject to limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The shareholders of Fengze have conflicts of interest with us, which may adversely affect our business.

We rely on WFOE’s contractual obligations to enforce our interest in receiving payments from Fengze. Conflicts of interests may exist between Fengze’s shareholders and our Company.  As a result, we have required Fengze and each of its shareholders to execute irrevocable powers of attorney to appoint an individual designated by us to be his attorney-in-fact to vote on his behalf on all matters requiring shareholder approval by Fengze and to require Fengze’s compliance with the terms of its contractual obligations. We cannot assure you, however, that Fengze’s shareholders will act in our interests or that conflicts of interests will be resolved in our favor. In addition, these shareholders could violate their agreements with us by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Fengze’s shareholders, we would have to rely on legal proceedings, which could result in the disruption of our business.

Index

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into WFOE, limit WFOE’s ability to increase its registered capital, distribute profits to us, or otherwise adversely affect us.

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. This Notice and other regulations, which require our shareholders who are PRC residents to make various filings, may have various adverse impacts upon our company and its operations. The failure or inability of our PRC resident shareholders to make any required registrations or comply with other requirements may subject such shareholders to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to WFOE or Fengze, limit their ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

We rely on dividends paid by WFOE for our cash needs.

In the future we would rely primarily on dividends paid by WFOE for our cash needs, including the funds necessary to pay our operating expenses, dividends and other cash distributions, if any, to our shareholders, and to service any debt we may incur. WFOE is dependent upon remittances of the management fee from Fengze for its cash needs.  Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. British Virgin Islands law also places restrictions on the payment of dividends.

Pursuant to the new PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%. In practice, the tax authorities typically impose a withholding tax rate of 10% rate, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities. As a result, we are unable to predict whether any such payments from HCS to Tianli, the BVI parent company, will be subject to withholding tax because it is unclear whether Tianli will be deemed to be a resident enterprise for Chinese tax purposes. If so, Tianli may be subject to an enterprise income tax rate of 25% on all of its income on a worldwide basis. However, if Tianli is deemed to be a non-resident enterprise, then it will be subject to a withholding tax on any dividends paid by its Chinese subsidiaries to Tianli.

Our business benefits from certain government incentives. Expiration, reduction or discontinuation of, or changes to, these incentives will increase our tax burden and reduce our net income.

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2010 and prior years.

Index

The PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC. Similarly, the termination of the government practice of partially subsidizing the cost of hog insurance could reduce our profits or cause such insurance to become more expensive as fewer farmers elected to purchase such insurance. The reduction or discontinuation of any of these economic incentives could negatively affect our company.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

Current law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, downsizing of more than 20 people or more than 10% of the workforce may occur only under specified circumstances. To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus our ability to adjust the size of our operations when necessary may be curtailed. Accordingly, if we face periods of decline in business activity or adverse economic periods specific to our business, this new law could exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

If relations between the United States and China become an issue, our share price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political, economic and other issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common shares and our ability to access U.S. capital markets.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in China.

Our business may be adversely affected by political, economic and social developments in China. For many years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. However in the future the Chinese government may decide not to pursue these policies or may alter them to our detriment with little, if any, prior notice. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

Index

Because our operations are located in China, information about our operations are not readily available from independent third-party sources.

Because Fengze and WFOE are based in China, our shareholders may have greater difficulty in obtaining information about them on a timely basis than would shareholders of a U.S.-based company. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders and, where available, will likely be available only in Chinese. Shareholders will be dependent upon management for reports of their progress, development, activities and expenditure of proceeds.

Our failure to obtain prior approval of the China Securities Regulatory Commission (“CSRC”) of the listing and trading of our common shares on a foreign stock exchange could have a material adverse effect upon our business, operating results, reputation and trading price of our common shares.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”). The New M&A Rule became effective on September 8, 2006. This regulation contains provisions that purport to require that an offshore special purpose vehicle (“SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of overseas listings.

However, the application of the New M&A Rule remains unclear with no consensus currently existing among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. We believe, based upon our understanding of current PRC laws and regulations that we are in compliance with the new M&A Rule because:

•	We currently control our Chinese affiliate, Fengze, by virtue of WFOE’s VIE agreements with Fengze, and not through equity interest or asset acquisition which may be contrary to the New M&A Rule; and

•
In spite of the lack of clarity on this issue, the CSRC has not issued any definitive rule or interpretation regarding whether offerings like our initial public offering are subject to the New M&A Rule.

If prior CSRC approval for our structure and initial public offering was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory authorities. These authorities may impose fines and penalties upon our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common shares.

Index

Risks Relating to our Common Stock and our Status as a Public Company

The market price for our common shares may be volatile, which could result in substantial losses to investors.

The market price for our common shares may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in the Chinese economy;

•	announcements by our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	uncertainties about PRC companies generally; or

•	potential litigation.

In addition, the securities markets have from time to time experienced price and volume fluctuations that are not related to the operating performance of particular companies. As a result, to the extent shareholders sell our shares, they may not receive a price per share that is based solely upon our business performance. We cannot guarantee that shareholders will not lose some of their entire investment in our common shares.

If our financial condition deteriorates, we may not meet continued listing standards of the NASDAQ Global Market and our shareholders could find it difficult to sell our shares.

Our common shares are listed on the NASDAQ Global Market. The NASDAQ Global Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. If we fail to continue to meet NASDAQ’s continued listing requirements and of our shares are delisted from the NASDAQ Global Market at some later date, our shareholders could find it difficult to sell our shares.

Our management is generally not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to the requirements of the applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Index

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our classified board structure may prevent a change in our control.

Our board of directors is divided into three classes of directors.  Directors of each class are to be chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the shareholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our shareholders.

Shares eligible for future sale may adversely affect the market price of our common shares, as the future sale of a substantial amount of outstanding common shares in the public marketplace could reduce the price of our common shares.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 14, 2011, we had outstanding an aggregate of 10,125,000 common shares. Of those shares, all but those owned by our affiliates, are freely transferable without restriction or further registration under the Securities Act. The shares held by our affiliates may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Hanying Li, our chairwoman and chief executive officer, beneficially owns approximately 30% of our outstanding common shares. In addition our employees, officers and/or directors, directly or indirectly, in the aggregate, beneficially own approximately 31 % of our outstanding shares.  As a result, these individuals and, in particular Ms. Li, possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

Index

We may suffer a change in control and our business could be significantly harmed if our chief executive officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our chief executive officer, who owns approximately 30% of our outstanding common shares, or another significant employee owning a significant number of common shares were to pledge her or his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares and a change in control of our company.

As the rights of shareholders under British Virgin Islands law differ from those under U.S. law, you may have fewer protections as a shareholder.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the British Virgin Islands Business Companies Act, 2004 (the “BVI Act”), and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States.

As a result of all of the above, holders of our shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a U.S. company.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts in the United States based on certain liability provisions of U.S. securities law; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain liability provisions of U.S. securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for the losses suffered.

Index

The laws of the British Virgin Islands provide little protection for minority shareholders, so minority shareholders will have little or no recourse if the shareholders are dissatisfied with the conduct of our affairs.

Under the law of the British Virgin Islands, there is little statutory law for the protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies. The principal protection under statutory law is that shareholders may bring an action to enforce the constituent documents of the corporation, our amended and restated memorandum and articles of association. Shareholders are entitled to have the affairs of the company conducted in accordance with the general law and the articles and memorandum.

Item 2. Properties

We currently operate ten hog farms within the Wuhan City area. We also maintain a separate headquarters office in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm currently operating contains approximately 80 acres and has an annual capacity of 20,000 hogs.

These farms are generally located on lands that we lease from farming associations. Under Chinese law, the traditional farmers, represented by local farming authorities, are able to lease this land to us to develop for agricultural purposes. The commercial leases are held for periods of between 20 and 50 years, depending on the local farming authority.

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite F, 23rd Floor Building B, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	Company Owned	2,800 square feet

Farm 1--Fengze (annual capacity 20,000 hogs	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 – May 29, 2035)	42.83 acres

Farm 2--Nanyan (annual capacity 10,000 hogs)	Nanyan Village, Wangjiahe Town, Huangpi District, Wuhan, Hubei	25 years (January 1, 2007 – December 30, 2032)	14.17 acres

Index

Farm 3--Tianjian (annual capacity 10,000 hogs)	Qunyi Village, Wangjiahe Town, Huangpi District, Wuhan, Hubei	30 years (January 1, 2009 – January 31, 2039)	15.65 acres

Farm 4--Qingsonggang (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 30, 2006 – December 30, 2036)	18.12 acres

Farm 5--Hongqiang (annual capacity 10,000 hogs)	Hongqiang Village, Qijiawan Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 – January 1, 2038)	24.71 acres

Farm 6-Huajian A (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 – December 30, 2026)	11.53 acres

Farm 7-Huajian B (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 – December 30, 2026)	13.18 acres

Farm 8--Jinmu (annual capacity 20,000 hogs)	Qianjin Village, Yuxian Town, Caidian District, Wuhan, Hubei	50 years (January 18, 2009 – January 31, 2059)	13.18 acres

Farm 9--Zhulin (annual capacity 20,000 hogs once operating capacity is reached)	Zhulin Village, Yaoji Town, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 – January 31, 2058)	79.07 acres

Farm 10 - Hengdian (annual capacity 20,000 hogs once operating capacity is reached)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August, 2010 to July, 2030)	11.34 acres

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4. (Removed and Reserved)

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Global Market since July 20, 2010, under the symbol “OINK.”  The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares for the periods indicated as reported by finance.yahoo.com .

	High	Low
Quarter Ended September 30, 2010*	$5.35	$3.66
Quarter Ended December 31, 2010	$8.00	$4.05
___
* Since July 20, 2010.

Holders

On March 1, 2011, there were approximately 1,200 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from WFOE, which in turn would be dependent on the receipt of funds from our variable interest entity, Fengze. Payments of dividends by WFOE to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in the British Virgin Islands.

Recent Sales of Unregistered Securities
[None].

Index

Application of Proceeds from Initial Public Offering [furnish information required by Rule 701(f) of Regulation S-K]

Construction and/or acquisition of hog farms to increase annual hog production capacity	$4,011,531
Increase breeding stock, including purebred	1,710,208
Working capital	2,135,693
Total	$7,857,432

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Item 6. Selected Financial Data

This item does not apply to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”). We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. Fengze currently owns and operates ten commercial farms in the Wuhan City area. The ninth farm commenced operations in May 2010 and is in the process of reaching an annual operating capacity of 20,000 hogs. As of December 31, 2010, the ninth farm had over 500 breeder sows, which is expected to increase to about 1,250 breeder sows by the time it reaches full capacity. The tenth farm was acquired in December, 2010, and is in the process of commencing operations. Once it attains full production it is expected to have an annual operating capacity of 20,000 hogs.

Index

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and resulting strong demand for our hogs, particularly for our breeder hogs,

Principal Factors Affecting our Results of Operations

Revenues

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, brokers and slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs, which will be sold to processing plants for conversion into pork products.   Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at sale date, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

We also receive some subsidies from the government for operating our farms. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, or for the acquisition of certain operating equipment. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

Factors Affecting Revenues

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included elsewhere in this Form 10-K

Consumer demand for pork products. Consumer demand for pork products is closely linked to the performance of the general Chinese economy and is sensitive to business and personal discretionary spending levels.

Declines in consumer demand may occur as a result of adverse general economic conditions, lower consumer confidence and changes in consumer preferences for pork as compared with other meats can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles can subject our revenues to volatility.

Index

Revenues resulting from the sale of breeder hogs. A significant amount of our revenues and operating margin result from the sales of young breeder hogs to other hog farmers. Because these breeder hogs command a price significantly higher than market hogs, and are sold at a younger age, thus incurring less feed and related finishing expenses, the profitability of the sale of a breeder hog is higher than that for the sale of a market hog. A significant reduction in the proportion of our sales that are breeder hogs would very likely significantly reduce our overall profit margin.

Government action in our industry. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit.  Likewise it is possible that the government could implement some form of price controls that could adversely impact our ability to price our products as to recover increases in costs such as feed.

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

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired several hog farms and we recently completed building a ninth hog farm, which commenced operations in May, 2010, and acquired a tenth farm in December, 2010. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow.

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

Costs and Expenses

We primarily incur the following costs and expenses:

Index

Costs of goods sold. In raising hogs for sale, we incur a number of costs that represent the costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes expenses such as the amortization of the sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense, and sewage charges.

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff, professional fees (including consulting, audit and legal fees), communication costs, research and development costs, gasoline, welfare expenses, education expenses, travel and business hospitality expenses, land rent, and other office administrative and related expenses.

Sales and marketing costs. Sales and marketing costs include salaries, wages, and promotion expenses.

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary component of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover these higher costs by higher prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Transition to public company. As we are now a public company, our administrative costs have increased materially, including audit, legal, travel to the United States, investor relations and advisor costs as well as the need to comply with detailed reporting requirements.

Number of customers. The more customers we have, the related selling expenses, travel expenses and other similar costs will likely increase. At present, we sell substantially all of our hogs to a relatively small number of customers. We believe this concentration of customers has allowed us to focus our marketing and selling efforts.

Number of farms we operate. We have acquired or constructed a number of hog farms in the last several years. As we operate more farms, our administrative expenses tend to increase in dollars terms.

Retail expenses. If we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

Index

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

All amounts, other than percentages, in U.S. dollars

	Year Ended December 31, 2010	Year Ended December 31, 2009	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$21,279,164	$12,550,533	$8,728,631	70%
Costs of goods sold	12,097,076	7,752,191	4,344,885	56%
Gross profit	9,182,088	4,798,342	4,383,746	91%
Selling, General and administrative expenses	1,194,999	425,846	769,153	181%
Income from operations	7,987,089	4,372,496	3,614,593	83%
Interest expense	(31,388)	(61,005)	29,617	(49	) %
Subsidy income	221,897	214,519	7,378	3%
Other expense	(18,926)	(47)	(18,879)	n/m
Net other income	171,583	153,467	18,116	12%
Income before taxes	8,158,672	4,525,963	3,632,709	80%
Income taxes	—	—	—	—
Net income	$8,158,672	$4,525,963	$3,632,709	80%

Revenues. Our revenues increased by $8,728,631 or approximately 70% in the year ended December 31, 2010 as compared to the year ended December 31, 2009. This growth was primarily a result of increased sales of hogs, made possible as a result of the increased production at our operating farms as they reached capacity. The higher sales volume resulted in a revenue increase of approximately $7,192,038. Revenues also increased by approximately $1,536,593 as the result of higher prices for market hogs. The table below illustrates the growth of our sales on a product by product basis.

Sales by Product

	Year Ended December 31, 2010			Year Ended December, 2009
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	33,003	$268	$8,846,438	17,367	$280	$4,870,129
Market Hogs	65,295	$190	$12,432,726	47,817	$161	$7,680,405

Total	98,298	$216	$21,279,164	65,184	$193	$12,550,533

We sold approximately 90% more breeder hogs in 2010 than in 2009, at an average price per hog that was 4% less than in 2009. Approximately 34% of our 2010 hog sales consisted of breeder hogs, an increase from the comparable 2009 level of 27%. As a result, sales revenues attributable to breeder hogs increased by approximately 82%. We sold approximately 37% more market hogs in 2010 than in 2009, at an average price per hog that was approximately 18% higher than in the year of 2009. As a result, sales attributable to market hogs increased by approximately 62%. The increase in the sales of hogs was primarily because of the increase in our production capacity due to the addition of the new farms. While the sales of market hogs were greater than those from breeder hogs in both 2010 and 2009, breeder hogs realized greater growth in sales in 2010, thus accounting for approximately 42% of sales revenue in 2010, up from 39% of sales revenue in 2009.

Index

Profit Margins. Our gross profit margin increased to 43% in the year of 2010 from 38% in the year of 2009 primarily as a result of the increased percentage of sales of breeder hogs (which have a higher profit margin than market hogs), and the benefit of higher sales prices for market hogs.

The gross margins for breeder hogs were 55% and 59% for the years ended December 31, 2010 and 2009, respectively, and the gross margins for market hogs were 35% and 25% in 2010 and 2009, respectively. These increases are largely reflective of the increased sales prices per hog, which more than offset the higher feed costs.
Expenses. Selling, General and administrative expenses increased by $769,153 during 2010 as compared to 2009. Approximately $350,000 of this increase resulted from the additional costs associated with Tianli now being a public company, the research and development expenses increased due to the Company’s increased focus on the generic enhancements to its breeder stock, and the remaining amount is largely due to the requirement resulting from the Company’s growth in capacity and related facilities.

Net Other Income. Net other income increased from $153,467 in the year ended December 31, 2009 to $171,583 during in the year ended December 31, 2010, a net increase of $18,116. This benefit was primarily due to the $29,617 reduction in net interest expense in 2010, reflecting the benefit of the interest income that was earned on the IPO funds on deposit, and higher governmental subsidies of $7,378, all partly offset by higher other expenses.

Income taxes. As noted above, the Company is exempt from the Chinese income tax and the VAT as it is engaged in an agricultural business.

Net Income. Our net income for the years ended December 31, 2010 and 2009 was $8,158,672 and $4,525,963, respectively. This 80% increase in net income is primarily the result of the increased level of hogs sold, with a higher proportion of those sales coming from breeder hogs which favorably impacted the Company’s gross margin, and favorable pricing for market hogs.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of December 31, 2010.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2010 our working capital was $12,999,228 as compared to $2,055,918 at December 31, 2009, reflecting higher cash and cash equivalents balances of $7,983,793 as compared to $2,022,295. The December 31, 2010 balance included the benefit of proceeds from our July 19, 2010 IPO. The components of this increase in cash of $5,961,498 are discussed below.

Index

Consolidated Statement of Cash Flows

	Year Ended December 31 December 31,
	2010	2009
Net cash provided by operating activities	$7,153,139	$4,910,863
Net cash used in investing activities	(9,943,109)	(2,790,786)
Net cash provided by (used in) financing activities	8,540,180	(309,590)
Exchange rate effect on cash	211,288	1,497

Net cash inflow	$5,961,498	$1,811,984

Cash Provided by Operating Activities

Net cash provided by operating activities in the year ended December 31, 2010 totaled $7,153,139. Cash from operating activities mainly consisted of our net income for the year of 2010 of $8,158,672, and depreciation and amortization of $1,124,874 and an increase in accounts payable of $222,172, partially offset by an increase in inventory of $1,345,473. This increase in inventory was in part due to the increase in the number of hogs resident in the farms and a decision to increase our supplies of feed to insure availability and to acquire at a lower cost. For the year ended December 31, 2009, cash provided by operations totaled $4,910,863. This largely consisted of net income of $4,525,963, depreciation and amortization of $1,033,355, and an increase in accounts payable of $101,549, partially offset by an increase in inventories of $850,254 due to greater capacity of the farms and the resulting increase in the number of hogs held in inventory.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 totaled $9,943,109. This included $5,399,050 of plant and equipment investments, which included disbursements of $1,793,921 to the previous owners of farms that the Company had acquired in prior years, $2,011,890 for the construction of and related equipment for farm #9, and  $550,000 as a partial payment for the acquisition of farm #10, and upgrades of the facilities of the other farms. In addition, there were $3,195,574 of additions to our breeder stock, $530,303 as a deposit for the potential acquisition of a new farm, and $818,182 of advances made for upgrading the recently acquired 10th farm and the acquisition of some water waste system equipment.

During 2009, our cash used in investing activities totaled $2,790,786. These expenditures consisted of $2,069,656 for improvement to the facilities of the hog farms, $431,014 for the purchase of breeding stock and $290,116 for the construction in progress activities.

Index

Cash Provided by (Used in) Financing Activities

During 2010, net cash provided by financing activities was $8,540,180, which reflects the net proceeds, less related expenses, of $9,411,560 from our IPO, and the repayment of the $662,460 advance previously provided by our Chairwoman. For the year ended December 31, 2009, cash used in financing activities was $309,590, representing the repayments made to the Company’s Chairwoman for funds she had previously advanced to the Company.

Commitments for Capital Expenditures

We are actively pursuing the acquisition of additional hog farms. While we do not have any firm agreement, or commitment, we are in discussions to acquire such facilities. We believe that the average purchase price for a hog farm with an annual production capacity of 20,000 hogs is approximately $2 million. We expect to continue to make purchases of purebred breeding stock.

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

Critical Accounting Policies

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in “Item 1. Financial Statements” herein for a discussion of the critical accounting policies and estimates adopted in this Annual Report on Form 10-K

Index

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

This item does not apply to smaller reporting companies.

Item 8. Financial Statements

The consolidated financial statements of Tianli Agritech, Inc. are presented following Item 15.

Item 9.  Chances in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures [to be confirmed or revised]

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Bihong Zhang, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Hanying Li, our Chief Executive Officer, and Bihong Zhang, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

Index

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on that evaluation, Hanying Li, our Chief Executive Officer ,and Bihong Zhang, our Chief Financial Officer, concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.*
_____
*This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Hanying Li(6)	58	Chair of the Board, Chief Executive Officer and Director	2005
Bihong Zhang(5)	34	Chief Financial Officer and Director	2010
Peter E. Gadkowski (1)(3)(6)	60	Director	2010
Jishan Hu(2)(3)(4)	63	Director	2010
Benyan Li(1)(2)(3)(4)	60	Director	2010
Youhang Peng(1)(2)(5)	48	Director	2010
Dr. Huanchun Chen(1)(2)(3)(6)	58	Director	2010
Jianguo Hu(5)	49	Director	2010

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Class I director whose term expires in 2011.
(5)	Class II director whose term expires in 2012.
(6)	Class III director whose term expires in 2013.

Ms. Hanying Li. Ms. Li has served as our Chair since January 2010. Ms. Li founded Fengze in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her bachelor degree in law from Hubei Finance & Economic University. Ms. Li was nominated as a director for her experience operating hog farms and leadership of our company.

Mr. Bihong Zhang. Mr. Zhang has served as CFO and a director since January 2010. From 2008 through 2009, Mr. Zhang was partner in the accounting firm Zhong Cheng Xin (Beijing). From 2005 through 2008, Mr. Zhang was a senior manager in the accounting firm Li An Da. From 1995 through 2005, Mr. Zhang was a senior project manager of Zhong Tian Hua Zheng (Inner Mongolia), an accounting firm. Mr. Zhang is a licensed Certified Public Accountant in China. Mr. Zhang received his diploma from Inner Mongolia Forestry College of Economics and Management. Mr. Zhang was nominated as a director because of his familiarity and experience with the accounting issues that affect commercial hog farms in China.

Mr. Jishan Hu. Mr. Hu has served as an independent Director since January 2010. Mr. Hu has been senior economic advisor to China National Petroleum Corporation (CNPC) since 2006, and president of CNPC from 1993 to 2006. Mr. Hu was nominated as a director because of his management and corporate governance experience.

Index

Mr. Benyan Li. Mr. Li has served as an independent Director since January 2010. Mr. Li was the head Congressman of Qiaokou District People’s Congress between 2006 and 2009, chief prosecutor of Qiaokou District between 2001 and 2006, and chief prosecutor of Huangpi District between 1999 and 2001. Mr. Li received his diploma from the College of Central South Politics and Law. Mr. Li was nominated as a director because of his familiarity with applicable laws and agencies in Wuhan.

Mr. Youhang Peng. Mr. Peng has served as an independent Director since January 2010. Since 2004, Mr. Peng has been the Senior Managing Director of Caybridge International. Mr. Peng holds a bachelor degree from Tsinghua University and a master’s degree from the University of California at Davis. Mr. Peng serves as our Audit Committee financial expert. Mr. Peng was nominated as a director because of his experience in capital markets and accounting.

Peter E. Gadkowski. Mr. Gadkowski has been a director of the Company since December, 2010. He has been an attorney in private practice in Colorado Springs, Colorado since February 2000 and from September 1992 to December 1994. He also has experience in the pork industry. He founded, managed and served as CEO and a director of WPP Holding Corp., a hog farm in Yuma, Colorado, from March 1995 through August 1999, which was sold to Smithfield Foods, Inc. He also served as General Counsel and CFO of Premium Standards Farms, Inc., Kansas City, Missouri, from July 1990 to August 1992, which was sold to Continental Grain and then subsequently to Smithfield Foods, Inc. Mr. Gadkowski graduated magna cum laude from the California Western School of Law, and received an MBA in Finance and a BS in Business and Economics from Lehigh University.

Dr. Huanchun Chen. Dr. Chen is a professor at the Chinese Academy of Engineering and an expert in infectious diseases of domesticated animals. He graduated with a degree in Veterinarian Medicine from the University of Munich, Germany. Since 2000, Dr. Chen has served as a Vice President and Professor in the Laboratory of Preventive Veterinary Science at Huazhong University of Agriculture. Dr. Chen’s major achievements include confirming the outbreak of Hog Pseudorabies in China, separating and identifying the Hog Pseudorabies Virus, developing various diagnostic methods, systematically illustrating five forms of clinical manifestation of Hog Pseudorabies of China, and coming up a plan to eliminate the Hog Pseudorabies. In 2001, he has won the 2nd Prize of National Advance of Science and Technology. By developing all kinds of new-type inactivated vaccine and attenuated vaccine and diagnosis reagent kit, he has won 3 kinds of identified achievement and 14 kinds of expert acceptance achievement.

Mr. Jianguo Hu. Mr. Hu has been a director of the Company since December 6, 2010 and Vice General Manager and Technical Director of the Company since 2008.  He leads the Company’s research and directs its breeding production. From January 2005 to January 2008, Mr. Hu was previously the Executive Director of Hubei Provincial Association for Hog Raising. From January 2003 to December 2004Mr. Hu served as a Director of the Wuhan Nanhu Modern Pig Raising Technology Research Center, which conducts research and promotion of modern hog raising techniques.

Board of Directors and Board Committees

Our board of directors currently consists of eight directors. There are no family relationships between any of our executive officers and directors. A director is not required to hold shares in our Company. There are currently no arrangements or understandings pursuant to which our directors are selected or nominated.

Index

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2011 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2012 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter.

If the number of directors changes, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly as possible. Any additional directors of a class elected to fill a vacancy resulting from an increase in such class will hold office for a term that coincides with the remaining term of that class. Decreases in the number of directors will not shorten the term of any incumbent director. These board provisions could make it more difficult for third parties to gain control of our company by making it difficult to replace members of the Board of Directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Jishan Hu, Benyan Li, Youhang Peng and Dr. Huanchun Chen are our independent directors.

Ms. Hanying Li currently holds both the positions of Chief Executive Officer and Chairwoman of the Board. These two positions have not been consolidated into one position; Ms. Li simply holds both positions at this time. We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Ms. Li as both our principal executive officer and Chairwoman of the Board.

Our Board of Directors plays a key role in our risk oversight. The Board of Directors makes all relevant Company decisions. As such, it is important for us to have both our Chief Executive Officer and Chief Financial Officer serve on the Board as they play key roles in the risk oversight or the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Index

Board Committees

The Board has established three committees: the audit committee, the compensation committee and the nominating committee. The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The compensation committee of the Board of Directors reviews and makes recommendations to the Board regarding our compensation policies for our officers, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The nominating committee of the Board of Directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations for election of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors.  The nominating committee currently consists of Mr. Peter Gadkowski, Mr. Jishan Hu, Benyan Li and Mr. Youhang Peng, with Mr. Gadkowski serving as Chairman.  The members of the Nominating Committee are independent, as that term is defined by NASDAQ.

The Board of Directors periodically reviews the diversity of specific skills and characteristics necessary as a member of our Board. The nominating committee will assess the skill areas currently represented on the Board against the target skill areas, as well as recommendations of directors regarding skills that could improve the overall quality and ability of the Board to carry out its function.

The nominating committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted and delivered in writing in a timely manner.   The criteria that the committee and the full board will use to assess the qualifications of candidates for election to the board will include matters such as experience in the hog or agricultural industry, financial or technical expertise, strength of character, quality of judgment, concern for the interests of the Company’s shareholders, and how these skills might be best utilized by the Company. The committee will also consider the extent to which the nominee would fill a present need on our Board of Directors.

Index

Interested Transactions
A director may vote, attend a board meeting or sign a document on our behalf with respect to any contract or transaction in which he or she is interested. A director must promptly disclose the interest to all other directors after becoming aware of the fact that he or she is interested in a transaction we have entered into or are to enter into. A general notice or disclosure to the Board or otherwise contained in the minutes of a meeting or a written resolution of the Board or any committee of the Board that a director is a shareholder, director, officer or trustee of any specified firm or company and is to be regarded as interested in any transaction with such firm or company will be sufficient disclosure, and, after such general notice, it will not be necessary to give special notice relating to any particular transaction.

Director Compensation

The directors may receive such remuneration as our Board of Directors may determine from time to time. Each director is entitled to be repaid or prepaid all traveling, hotel and incidental expenses reasonably incurred or expected to be incurred in attending meetings of our Board of Directors or committees of our Board of Directors or shareholder meetings or otherwise in connection with the discharge of his or her duties as a director. The compensation committee will assist the directors in reviewing and approving the compensation structure for our directors.

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to receive compensation per year for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (d)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total $ (h)
Hanying Li (1)	$50,000	None	None	None	None	None	$50,000
Bihong Zhang (1)	$40,800	None	None	None	None	None	$40,800
Guoping Wang(2)
Changxin Wu (2)
Jishan Hu
Benyan Li
Youhang Peng
Peter E. Gadkowski (3)	$3,000		64,120 (4)				$3,000
Dr. Huanchun Chen (3)
Jianguo Hu (3)	$41,000						$41,000

_____
(1)	Ms. Li and Mr. Zhang received payment in their capacities as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company
(2)	Changxin Wu and Guoping Wang resigned as directors in December, 2010.
(3)	Peter E. Gadkowski, Dr. Huanchun Chen, and Jianguo Hu were appointed as directors in December, 2010.
(4)	Represents options to purchase 26,000 common shares at an exercise price of $6.00 per shares which are exercisable until January 31, 2017.

Index

Limitation of Director and Officer Liability

Under British Virgin Islands law, each of our directors and officers, in performing his or her functions, is required to act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.

Our memorandum and articles of association provide that, to the fullest extent permitted by British Virgin Islands law or any other applicable laws, our directors will not be personally liable to us or our shareholders for any acts or omissions in the performance of their duties. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. These provisions will not limit the liability of directors under United States federal securities laws.

British Virgin Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.

Under our memorandum and articles of association, we may indemnify our directors (or anyone serving at our request as a director of another entity), officers and liquidators against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with civil, criminal, administrative or investigative proceedings to which they are party or are threatened to be made a party by reason of their acting as our director, officer or liquidator. To be entitled to indemnification, these persons must have acted honestly and in good faith with a view to the best interest of the company and, in the case of criminal proceedings, they must have had no reasonable cause to believe their conduct was unlawful.

The decision of our Board of Directors as to whether an individual eligible for indemnification acted honestly and in good faith with a view to our best interests and as to whether the individual had no reasonable cause to believe that his or her conduct was unlawful is, in the absence of fraud, sufficient for the purposes of indemnification, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entry of no plea does not, by itself, create a presumption that an individual did not act honestly and in good faith and with a view to our best interests or that the individual had reasonable cause to believe that his or her conduct was unlawful. If an individual eligible for indemnification has been successful in defense of any proceedings referred to above, that individual is entitled to be indemnified against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred by the director or officer in connection with the proceedings.

Index

We may purchase and maintain insurance in relation to any of our directors or officers against any liability asserted against the directors or officers and incurred by the directors or officers in that capacity, whether or not we have or would have had the power to indemnify the directors or officers against the liability as provided in our amended and restated memorandum and articles of association.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, officers or persons controlling our company under the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders (other than Changxin Wu and Guoping Wang, who have resigned as directors) filed all reports required to be filed in accordance with the filing requirements of Section 16(a) of the Exchange Act, the Form 3’s of Hanying Li, Bihong Zhang, Benyan Li, Jishan Hu, Youhang Peng, Peter E. Gadkowski, Dr. Huanchun Chen, Jianguo Hu and Hua Zhang were not filed timely.

Code of Business Conduct and Ethics

Our code of business conduct and ethics provides that our directors and officers are expected to avoid any action, position or interest that conflicts with the interests of our company or gives the appearance of a conflict. Directors and officers have an obligation under our code of business conduct and ethics to advance our company’s interests when the opportunity to do so arises.

Item 11.  Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, Hanying Li, our principal executive officer, during the year ended December 31, 2010 and 2009 for services provided in all capacities to us and our subsidiaries. No executive officer (or former executive officer) received more than $100,000 in compensation for the fiscal year ended December 31, 2010.

Index

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Hanying Li	2010			0	0	0	0	0	0
CEO and President	2009	$6,894	14,608

Employment Agreements

Hanying Li

We entered into an employment agreement with our president and chief executive officer, Ms. Hanying Li effective December 1, 2009 which is scheduled to expire on November 30, 2012. Ms. Li’s employment agreement is subject to automatic renewal through November 30, 2014 unless terminated prior to renewal. Under the terms of her employment agreement, Ms. Li is entitled to:

•	Base compensation of $50,000, payable in 12 equal monthly installments of $4,167 .

•	Year-end bonus of $96,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.

•	Reimbursement of reasonable expenses incurred by Ms. Li.

Bihong Zhang

We entered into an employment agreement with our chief financial officer, Mr. Bihong Zhang effective December 1, 2009 which is scheduled to expire on November 30, 2012. Mr. Zhang’s employment agreement is subject to automatic renewal through November 30, 2014 unless terminated prior to renewal.

Under the terms of his employment agreement, Mr. Zhang is entitled to:

•	Base compensation of $40,800, payable in 12 equal monthly installments of $3,400.
•	Year-end bonus of $47,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Mr. Zhang.

Each of Ms. Li and Mr. Zhang has agreed during that the term of his or her employment  agreement and for 36 months afterwards to:

Index

•	keep confidential and not disclose the our confidential information;

•	take and implement all appropriate measures to protect the confidentiality of our confidential information;

•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Each of Ms. Li and Mr. Zhang has also agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Ms. Li or Mr. Zhang may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2011, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table in Item 11, and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 1, 2011 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 1, 2011, we had outstanding [10,125,000] common shares.  Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Tianli Agritech, Inc., Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Index

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Hanying Li, Principal Executive Officer and Director	3,050,000	(1)	30.12%
Bihong Zhang, Director	111,000		1.10%
Jishan Hu, Director	0		0%
Benyan Li, Director	0
Youhang Peng, Director	0
Peter E. Gadkowski , Director	8,667	(2)	*
Dr. Huanchun Chen, Director
Jianguo Hu, Director	0		-
All Directors and Executive Officers as a Group (8 people)	3,169,667		31.28%

5% Shareholders Not Mentioned Above
Hua Zhang	3,050,000	(3)	30.12%

*	Less than 1%.
(1)	Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang.
(2)	Represents shares which Mr. Gadkowski may acquire upon exercise of options.
(3)	Includes 2,600,000 shares owned by Mr. Zhang’s spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Payables to Related Parties

At December 31, 2009, Fengze had aggregate payables to Ms. Li of approximately $654,463. Such amount was due to Ms. Li for advances to Fengze for its business expenses related to the construction of our ninth farm, which commenced operations in May 2010. These amounts were due upon demand and without interest and were repaid during 2010.

Contractual Arrangements with Domestic Companies and their Shareholders

We operate our business in China through a series of contractual arrangements with Fengze and its shareholders, who are related parties. For a description of these contractual arrangements, see “Item 1—Business- Our Corporate.
Related Party Transactions

We recognize that transactions between us and any of our directors or executives with a related party can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders. Therefore in accordance with our Code of Ethics, it is our preference to avoid such transactions. All potential related party transactions involving the Company and/or its employees are to be presented in advance to the Company's Audit Committee to be reviewed for a potential conflict of interest.  Such transactions must be approved by the Audit Committee before they can commence.

Index

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Jishan Hu, Benyan Li, Youhang Peng and Dr. Huanchun Chen are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Sherb & Co., LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2010:

	Fiscal year ended December 31,
	2009	2010

Audit Fees	$120,000	$90,000
Audit Related Fees	-	$75,800
Tax Fees	-	-
All Other Fees	-	-

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

      Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Index

Our Board of Directors has reviewed and discussed with Sherb & Co., LLP., our audited financial statements contained in this Annual Report on Form 10-K for the 2010 fiscal year. The Board of Directors also has discussed with Sherb & Co., LLP , the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Sherb & Co., LLP. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb & Co., LLP its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2010 fiscal year for filing with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits. No.	Description
1.1	Form of Placement Agreement dated June 30, 2010 with Anderson & Strudwick, Incorporated (1)
3(i).1	Amended and Restated Articles of Association of the Registrant (1)
3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)
4.1	Specimen Share Certificate (2)
4.2	Form of Placement Agent Warrant (included in Exhibit. 10.1) (1)
10.1	Form of Placement Agent Warrant Agreement (1)
10.2	Translation of Entrusted Management Agreement for Fengze (1)
10.3	Translation of Shareholder Voting Proxy Agreement for Fengze (1)
10.4	Translation of Pledge of Equity Interest Agreement for Fengze (1)
10.5	Translation of Exclusive Option Agreement for Fengze (1)
10.6	Form of Share Incentive Plan (1)
10.7	Form of Lock-Up Agreement (1)
10.8	Translation of Employment Agreement between Registrant and Ms. Hanying Li, Chief Executive Officer of the Registrant (1)
10.9	Translation of Employment Agreement between Registrant and Mr. Bihong Zhang, Chief Financial Officer of the Registrant (1)
10.10	Form of Make-Good Escrow Agreement (1)
10.11	Translation of Land Lease Contract – Zhulin (1)
10.12	Translation of Land Lease Contract – Fengze (1)

Index

10.13	Translation of Land Lease Contract – Jinmu (1)
10.14	Translation of Side Agreement Related to Land Lease Contract – Jinmu (1)
10.15	Translation of Land Lease Contract – Tianjian (1)
10.16	Translation of Side Agreement Related to Land Lease Contract – Tianjin (1)
10.17	Translation of Land Lease Contract – Nanyan (1)
10.18	Translation of Side Agreement Related to Land Lease Contract – Nanyan (1)
10.19	Translation of Land Lease Contract – Mingxiang (1)
10.20	Translation of Side Agreement Related to Land Lease Contract – Mingxiang (1)
10.21	Translation of Land Lease Contract – Huajian A & B (1)
10.22	Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (1)
10.23	Translation of Feed Sale Agreements (1)
10.24	Translation of Land Use Rights Transfer Agreement – Qingsonggang (1)
10.25	Summary of Terms of Demand Note with Hanying Li (3)
14.1	Code of Business Conduct and Ethics (1)(5)
21.1	Subsidiaries and Affiliate of the Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____
(1)
Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on March 17, 2010(the “Registration Statement’), and declared effective as amended, on June 30, 2010.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement filed on June 30, 2010.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement filed on June 1, 2010.
(4)	Filed as Exhibit 99.2 to the Registration statement as originally filed March 17, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANLI AGRITECH, INC.

Dated: March 16, 2011	By:	/s/ Hanying Li
Hanying Li President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bihong Zhang
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

Signature	Title

/s/ Hanying Li
Hanying Li	Chief Executive Officer (Principal Executive Officer) and Chair of the Board

/s/ Bihong Zhang
Bihong Zhang	Chief Financial Officer (Principal Financial and Accounting Officer) and a Director

/s/ Jishan Hu
Jishan Hu	Director

/s/ Benyan Li
Benyan Li	Director

/s/ Youhang Peng
Youhang Peng	Director

/s/ Dr. Huanchun Chen
Dr. Huanchun Chen	Director

/s/ Jianguo Hu
Jianguo Hu	Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2011.

/s/ Peter E. Gadkowski
Peter E. Gadkowski	Director

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tianli Agritech, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Tianli Agritech, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP
Sherb & Co., LLP
March 15, 2011

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,983,793	$2,022,295
Inventories	4,819,805	3,272,438
Advances to suppliers	1,036,765	175,108
Acquisition deposit	530,303	-
Prepaid expense	83,832	-
Other current assets	330,744	24,147
Total Current Assets	14,785,242	5,493,988

Plant and equipment, net of accumulated depreciation of $2,113,578 and $1,331,840 at December 31, 2010 and 2009, respectively	13,354,379	7,780,342
Construction advances	272,727	-
Construction in progress	-	1,346,903
Biological assets, net of accumulated amortization of $431,356 and $607,319 at December 31, 2010 and 2009, respectively	3,440,253	742,060
Intangible asset, net	742,954	731,699

Total Assets	$32,595,555	$16,094,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$728,266	$658,164
Accounts payable and accrued payables	136,536	331,522
Acquisition payables	921,212	1,793,921
Due to related party	-	654,463
Total Current Liabilities	1,786,014	3,438,070

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 10,125,000 shares and 8,125,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	10,125	8,125
Additional paid-in capital	13,445,712	4,262,534
Statutory surplus reserves	1,510,423	670,280
Retained earnings	14,605,162	7,286,633
Accumulated other comprehensive income	1,238,119	429,350
Total Stockholders' Equity	30,809,541	12,656,922
Total Liabilities and Stockholders' Equity	$32,595,555	$16,094,992

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009

Sales	$21,279,164	$12,550,533
Cost of goods sold	12,097,076	7,752,191
Gross profit	9,182,088	4,798,342

Selling, general and administrative expenses	1,194,999	425,846

Income from operations	7,987,089	4,372,496

Other income (expense):
Interest expense, net	(31,388)	(61,005)
Subsidy income	221,897	214,519
Other expense, net	(18,926)	(47)
Total other income (expense)	171,583	153,467

Income before income taxes	8,158,672	4,525,963

Income taxes	-	-

Net income	8,158,672	4,525,963

Other comprehensive income:
Unrealized foreign currency translation adjustment	808,769	22,314

Comprehensive income	$8,967,441	$4,548,277

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	9,023,630	8,125,000

Basic & diluted earnings per share	$0.90	$0.56

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,158,672	$4,525,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,124,874	1,033,355
Inventory allowance	152,276	190,319
Recovery of supplier advances previously written off	(80,622)	-
Stock-based compensation	26,918	-
Changes in operating assets and liabilities:
Advances to suppliers	(360,169)	(73,090)
Inventories	(1,345,473)	(850,254)
Prepaid expense	(83,832)	-
Other current assets	(217,333)	(16,979)
Accounts payables and accrued liabilities	(222,172)	101,549
Total adjustments	(1,005,533)	384,900
Net cash provided by operating activities	7,153,139	4,910,863

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition deposit	(530,303)	-
Construction advances	(818,182)	-
Purchase of construction in progress	-	(290,116)
Purchase of biological assets	(3,195,574)	(431,014)
Purchase of plant and equipment	(5,399,050)	(2,069,656)
Net cash used in investing activities	(9,943,109)	(2,790,786)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Repayment of short-term loans	(665,690)	-
Proceeds from short-term loans	710,070	-
Issuance of common stock	12,000,000	-
Offering expense for issuance of common stock	(2,841,740)	-
Due to related parties	(662,460)	(309,590)
Net cash provided by (used in) financing activities	8,540,180	(309,590)

NET INCREASE IN CASH	5,750,210	1,810,487

EFFECT OF EXCHANGE RATE CHANGES ON CASH	211,288	1,497

CASH, BEGINNING OF YEAR	2,022,295	210,311

CASH, END OF YEAR	$7,983,793	$2,022,295

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$43,182	$62,567
Income tax paid	$-	$-

Noncash investing and financing activities:
The Company purchased farm assets in 2010 and in conjunction with this acquisition, the Company is obligated to make the subsequent payments to sellers for these assets as follows:

Fair Value of assets acquired	$1,471,212
Cash paid in the year of the assets acquired	550,000
Acquisition payable as of year-end	$921,212

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Total

Balance, December 31, 2008	8,125,000	$8,125	$4,262,534	$228,710	$3,202,240	$407,036	$8,108,645

Appropriation to statutory surplus reserves	-	-	-	441,570	(441,570)	-	-
Comprehensive income:
Net income	-	-	-	-	4,525,963	-	4,525,963
Unrealized foreign currency translation adjustment	-	-	-	-	-	22,314	22,314

Balance, December 31, 2009	8,125,000	8,125	4,262,534	670,280	7,286,633	429,350	12,656,922

Issuance of common stock for IPO	2,000,000	2,000	11,998,000	-	-	-	12,000,000
Offering expenses	-	-	(2,841,740)	-	-	-	(2,841,740)
Consultant options	-	-	5,546	-	-	-	5,546
Director options	-	-	21,372	-	-	-	21,372
Appropriation to statutory surplus reserves	-	-	-	840,143	(840,143)	-	-
Comprehensive income:
Net income	-	-	-	-	8,158,672	-	8,158,672
Unrealized foreign currency translation adjustment	-	-	-	-	-	808,769	808,769

Balance, December 31, 2010	10,125,000	$10,125	$13,445,712	$1,510,423	$14,605,162	$1,238,119	$30,809,541
See notes to audited consolidated financial statements

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company, a wholly foreign owned entity (“WFOE”); and WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary. All of the Company’s operations are conducted by Fengze. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze are collectively referred to herein as the “Company”, “we” and “us”.

Tianli Agritech, Inc. was incorporated in British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. This is the Company’s sole operating segment. The Company operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC).  Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26 2009, HCS entered into a stock purchase agreement with WFOE where HCS would acquire 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

WFOE conducts its business through Fengze, which is consolidated as a variable interest entity, as discussed below.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s stockholders from possible future foreign ownership restrictions, Fengze and all of the stockholders of Fengze (“Principal Stockholders”) entered into an entrusted management agreement with WFOE, which provides that WFOE will be entitled to the full guarantee for the performance of such contracts, agreements or transactions entered into by Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of Fengze, which results in WFOE being the primary beneficiary of Fengze.

WFOE also entered into a pledge of equity agreement with the Principal Stockholders, who pledged all their equity interest in these entities to WFOE. The pledge of equity agreement, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholders’ equity interest in WFOE as a guarantee for the entrustment payment under the Entrusted Management Agreement.

In addition, WFOE entered into an option agreement to acquire the Principal Stockholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the Entrusted Management Agreement.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

The following are major categories of the assets and liabilities of the VIE:
Wuhan Fengze Agricultural Science and Technology Development Co., Ltd.

	December 31, 2010	December 31, 2009

Current Assets	$14,785,242	$5,493,988
Plant and equipment, net	$13,354,379	$7,780,342
Construction in progress	$-	$1,346,903
Biological assets, net	$3,440,253	$742,060
Intangible assets	$742,954	$731,699
Total assets	$32,595,555	$16,094,992
Total liabilities	$1,786,014	$3,438,070
Total stockholders’ equity	$30,809,541	$12,656,922

    As discussed in Note 12, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

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

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through technical and consulting service arrangements and acquire the net assets of VIE through purchase of their equities at essentially no cost. The Company may, from time to time, provide the VIE with financial assistance to support its investment activities. The Company therefore concluded that its interest in the VIE is not a noncontrolling interest and therefore is not classified as such. The amount of controlling interest of the original Fengze stockholders, who are now holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets of the VIE.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

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

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When plant and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recorded as an operating expense. In accordance with US GAAP, the Company examines the possibility of decreases in the value of plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with the residual value of 5% of plant and equipment.

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

      Construction Advances

Construction advances consist of amounts that the Company has paid to enable the future acquisition of production assets.  Once these assets are received, they will be classified within plant and equipment.

Biological Assets

Biological assets consist primarily of hogs selected for breeding and farrowing, which management believes produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these hogs and the expenditures related to labor and materials to feed the hogs until they become commercially productive and breedable are capitalized. When these hogs are entered into breeding and farrowing production, amortization of the costs of these hogs commences. The estimated production life for breeding hogs is three years, after which they normally have a residual value of $75 (RMB 500), which in turn is transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred during gestation until piglets are weaned are capitalized into inventory and referred to as Work in process—biological assets. For those piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.

Intangible Assets

Intangible assets include the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their lease terms.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use rights when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2010 and 2009.

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

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding by other hog producers.

Revenues generated from the sales of breeding and market hogs are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured.  Revenue from the sale of hogs is collected in the form of cash at the time of sale.  Once the hogs are removed from the farms by the customer, they cannot be returned. Accordingly, no provision has been made for returnable goods.

Income Taxes

We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We have no deferred tax assets or liabilities as of December 31, 2010 and 2009.

The Company is subject to the Income Tax Law of the People’s Republic of China. However, according to the Income Tax Law of the People’s Republic of China, companies that are engaged in the agricultural business are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, and thus it is exempt from this Chinese income tax.  In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on the incomes from the services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes.

While we are not aware of any pending changes in the PRC tax laws which would modify this exemption, this exemption could be modified or rescinded in the future. Had we not benefited from this exemption, our 2010 and 2009 tax provisions would have been approximately $2,040,000 and $1,130,000, respectively. Tianli is incorporated in the British Virgin Islands and, under the current tax laws of the British Virgin Islands; it is not subject to income taxes.

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share is computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ending December 31, 2010 and 2009.

Foreign Currency Translation

As of December 31, 2010, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.60 per US dollar and RMB 6.8372 per US dollar as of December 31, 2010 and 2009, respectively. Stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

During the years ended December 31, 2010 and 2009, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.7599 and RMB 6.8409 per US dollar for the years ended December 31, 2010 and 2009, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

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

Inventories consisted of the following:

	December 31, 2010	December 31, 2009

Raw materials	$1,072,419	$257,762
Work in process—biological assets	2,257,790	1,889,422
Infant hogs	1,489,596	1,125,254

	$4,819,805	$3,272,438

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2010 and 2009, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 4—ADVANCES TO SUPPLIERS

The Company provides advances to certain suppliers of materials that Tianli uses in its operations. As of December 31, 2010 and 2009, the advances to suppliers amounted to $1,036,765 and $175,108, respectively. Included in Advances to suppliers as of December 31, 2010, the Company has made a deposit of $545,455 for the purchase of water waste treatment equipment, and a deposit of $404,811 for the purchase of imported breeding hogs, and the remaining balance consisted largely of advances for feed and medical supplies.

NOTE 5—ACQUISITION DEPOSIT

On December 27, 2010, the Company entered into an agreement with the owner of a hog farm in Hubei Province with an annual production capacity of approximately 20,000 hogs. Under the terms of this agreement, in consideration of the Company’s deposit of $530,303 the owner agreed that it would negotiate the possible sale of the farm’s assets exclusively with the Company, and would provide to the Company the necessary access, documentation and assistance to enable it to conduct due diligence for its possible purchase of the farm’s assets. The agreement enables the Company to recover the deposit if it elects not to continue with the acquisition discussions or if a sale cannot be successfully negotiated.

NOTE 6—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$13,473,241	$8,232,866
Vehicles	611,854	442,742
Office equipment	98,553	49,592
Production equipment	1,284,309	386,982
	15,467,957	9,112,182
Less: Accumulated depreciation	(2,113,578)	(1,331,840)
	$13,354,379	$7,780,342

The depreciation expenses of the plant and equipment for the years ended December 31, 2010 and 2009 are as follows:

	For Years Ended
	December 31, 2010	December 31, 2009
Depreciation expense	$713,699	$734,111

NOTE 7—BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31, 2010	December 31, 2009

Breeding hogs	$3,871,609	$1,349,379
Less: Accumulated amortization	(431,356)	(607,319)
	$3,440,253	$742,060

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

Total amortization of the biological assets for the years ended December 31, 2010 and 2009 are as follows:

	For Year Ended
	December 31, 2010	December 31, 2009
Amortization of biological assets	$395,500	$279,840

NOTE 8—INTANGIBLE ASSETS

Intangible assets consist of the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Intangible assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Land use rights	$839,459	$809,231
Less: Accumulated amortization	(96,505)	(77,532)
	$742,954	$731,699

Amortization expenses for the Company’s intangible assets for the years ended December 31, 2010 and 2009 are as follows:

	For Year Ended
	December 31, 2010	December 31, 2009
Amortization expense of intangible assets	$15,675	$19,404

Amortization expenses of the intangible assets for the next five years are as follows:

2011	$15,675
2012	15,675
2013	15,675
2014	15,675
2015	15,675
Thereafter	664,579
Total	$742,954

NOTE 9—SHORT-TERM LOANS

As of December 31, 2010 and 2009, the short-term loans are as follows:

Description	December 31, 2010	December 31, 2009

Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by December 20, 2011, no collateral	$728,266	$-
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by October 9, 2010, collateralized by certain assets of the Company	-	658,164
	$728,266	$658,164

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 10—ACQUISITION PAYABLES

Acquisition payables consist of the payables due as the result of the Company’s acquisitions of farm assets such as buildings, equipment and land use rights. Such purchases require initial payments to the seller of the assets upon the closing of the purchase, with subsequent payments due in the short term for the remaining balances.

NOTE 11—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The Due to related party of $0 and $654,463 as of December 31, 2010 and 2009, respectively, represented the advances from our Chairwoman to the Company. Such advances are non-interest bearing and due upon demand. See Note 12 regarding certain stockholders placing shares of the Company into escrow.

NOTE 12—CAPITAL STOCK

The Company has one class of stock, common stock. It has 50,000,000 shares of common stock authorized and as of December 31, 2010 and 2009, it had 10,125,000, and 8,125,000 shares issued and outstanding, respectively, at a par value of $0.001 per share.

On July 19, 2010, the Company closed its IPO. The Company sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010. After fees and other related costs, the Company received approximately $9,158,260.  The Company expects to utilize these net proceeds primarily to construct and/or acquire additional hog farms, purchase additional breeding stock, as well as for the support of working capital needs and professional fees including Sarbanes-Oxley compliance costs.

As part of this IPO offering, certain existing stockholders of the Company placed 1,000,000 shares that they own into escrow (“Make Good Shares”). To the extent that the Company’s audited earnings per share for the year ended December 31, 2010 were less than $0.7407, the Company committed to redeem some or all of these Make Good Shares at no cost and cancel those so redeemed such that the actual earnings per share for 2010 would equal $0.7407.  Any Make Good Shares not so redeemed would be released from escrow to the original owners 30 days after the filing of the Form 10-K for the year ended December 31, 2010. However, if the Company’s shares traded at or above $15.00 per share for a period of five trading days within a ten day trading period, the Make Good Shares would have been released from escrow, and returned to their original owners.

As part of this initial public offering in July, 2010, the placement agent received 200,000 warrants to purchase the Company’s stock at a price of $7.20 per share. These warrants are exercisable for five years.

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December, 2011, and the final one-third vesting in December 2012, contingent on the director’s continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the period of the award’s service period, with the portion vesting upon the date of the grant being immediately expensed. For the year ended December 31, 2010, the amortization of these options amounted to $21,373 based on a Black Scholes valuation of the options as of the date of the grant.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

On October 1, 2010 the Company granted 10,000 warrants to its investor relations consultant with exercise price of $7.50 and an expiration date of October, 2015. Warrants granted to the consultant pursuant to the contract were exercisable immediately upon being granted, and had a related fair value expense of $5,546 based on a Black Scholes valuation as of the date of the grant. This amount was expensed as the stock-based compensation expense – warrants in 2010.

The fair value of the director options and of consultant warrants granted by the Company are estimated at the date of the grant using the Black Scholes options pricing model. The determination of the fair value of these grants using this model is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

The following table summarizes the stock options and warrants outstanding as of December 31, 2010 and the activity during 2010.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 1/1/10	0	-	0	-
Granted	26,000	$6.00	210,000	$7.21
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at 12/31/10	26,000	$6.00	210,000	$7.21
Exercisable at 12/31/10	8,667	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 6.08 years, and 4.57 years, respectively.    The intrinsic value of the outstanding options and the warrants as of December 31, 2010 was $0.

The table below provides the estimated fair value of the director options and consultant warrants, and the significant assumptions used to determine their values.
	Director Options	Consultant Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

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

•
The transfer to this reserve must be made before distribution of any dividend to stockholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing stockholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $840,143 and $441,570 for the years ending December 31, 2010 and 2009, respectively.

According to the Company Law of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve any contribution to the common welfare fund as of December 31, 2010 and 2009.
NOTE 14 -- CONCENTRATION

The Company key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. We have not entered into long-term supply contracts with any of these major customers.

During the year ended December 31, 2009, the Company had three customers that accounted for more than ten percent of our revenues, in total accounting for 35.4% of all revenue:

Customer’s Name	Percentage of Revenues in Year ended December 31, 2009
Wuhan Mingxiang Meat Factory Co., Ltd.	12.0%
Sanlian Wu (purchasing agent)	11.9%
Zhenshun Tian (purchasing agent)	11.5%

During the year ended December 31, 2010, the Company had three major suppliers that in total accounted for 73.9% of cost of goods sold (COGS):

Supplier’s Name	Percentage of COGS in Year ended December 31, 2009
Wuhan Zhu Brothers Feed Technology Co Ltd.	64.0%
Wuhan Jiuhui	7.3%
Wuhan Wuchang District Rixin Animal Protection Veterinary Medicine Co	2.6%

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

During the year ended December 31, 2010, the Company had no customers that accounted for more than ten percent of our revenues.

NOTE 15 –LEASE OBLIGATIONS

The Company leases office space that has a remaining term of nine years.  In the PRC, land ownership is retained by the government. However, individuals and companies can secure the rights to use the land for some specified period of time. Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years.  The Company does not have capital leases.  In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s operating leases for the years ended December 31, 2010 and 2009 was $29,068 and $15,038 respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2010 under all non-cancelable leases as of December 31, 2010:

Operating Leases

2011	$27,197
2012	$27,197
2013	$27,197
2014	$27,197
2015	$27,197
Thereafter	$1,575,460

NOTE 16—GOVERNMENT SUBSIDIES
The Company received government subsidies as follow: (a) subsidies for pig farm construction of $0 and $164,453 and during 2010 and 2009, respectively; (b) $133,138 and $33,621 for recurring breeder hog subsidies from the government in 2010 and 2009, respectively; and (c) $88,759 and $16,445 for non-recurring sewage subsidies (for building a biogas pond in which to store waste) in 2010 and 2009, respectively. All such subsidies are recorded as “subsidy income” in the financial statements.

Government subsidies accounted for 2.7% and 4.7% of the Company’s net income in 2010 and 2009, respectively.

Index

Tianli Agritech, Inc. and Subsidiaries

Notes to Audited Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 17—SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2010.  On March 14, 2011, the Company announced that it had signed a Letter of Intent to purchase the assets of AnPuluo Farm, a 20,000 annual head production hog farm in Enshi City, which is located within the Hubei province.  The Company indicated that it was expecting to close the transaction within 45 days at a projected purchase price ranging from $1.9 million to $2.1 million.

The Company has reported all required subsequent events.