Form 10-Q
period 2011-03-31
Tianli Agritech, Inc.
filed 2011-05-16
CIK 1486299

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2011, the Registrant had outstanding 10,125,000 shares of common stock, par value $0.001 per share.

TIANLI AGRITECH, INC.
FORM 10-Q

i

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2010 filed on March 17, 2011.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as may be required by the federal securities laws the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,001,143	$7,983,793
Accounts receivable	118,334	-
Inventories	6,744,367	4,819,805
Advances	1,615,031	1,036,765
Acquisition deposits	1,450,360	530,303
Prepaid expense	188,835	83,832
Other current assets	65,190	330,744
Total Current Assets	14,183,260	14,785,242
Plant and equipment, net of accumulated depreciation of $2,372,698 and $2,113,578 as of March 31, 2011 and December 31, 2010, respectively	13,937,771	13,354,379
Construction advance	-	272,727
Construction in progress	474,100	-
Biological assets, net of accumulated amortization of $538,231 and $431,356 as of March 31, 2011 and December 31, 2010, respectively	4,157,925	3,440,253
Intangible assets, net	1,247,674	742,954
Total Assets	$34,000,730	$32,595,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$732,813	$728,266
Accounts payable and accrued liabilities	262,900	136,536
Acquisition payables	164,883	921,212
Total Current Liabilities	1,160,596	1,786,014
Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 10,125,000 and outstanding on March 31, 2011 and December 31, 2010)	10,125	10,125
Additional paid in capital	13,451,055	13,445,712
Statutory surplus reserves	1,727,900	1,510,423
Retained earnings	16,225,154	14,605,162
Accumulated other comprehensive income	1,425,900	1,238,119
Total Stockholders’ Equity	32,840,134	30,809,541
Total Liabilities and Stockholders’ Equity	$34,000,730	$32,595,555

See notes to unaudited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Sales	$5,906,966	$4,469,944
Cost of goods sold	3,443,820	2,603,953
Gross profit	2,463,146	1,865,991

Selling, general and administrative expenses	807,156	180,085
Income from operations	1,655,990	1,685,906
Other income (expense):
Interest expense	(10,273)	(17,581)
Subsidy income	190,297	-
Other income	1,455	5,353
Total other income (expense)	181,479	(12,228)
Income before income taxes	1,837,469	1,673,678
Income taxes	—	—
Net income	$1,837,469	$1,673,678

Basic and Diluted Weighted Average Shares	10,125,000	8,125,000
Basic and Diluted Earnings Per Share	$0.18	$0.21
Comprehensive income:
Net income	$1,837,469	$1,673,678
Unrealized foreign currency translation adjustment	187,781	2,002
Comprehensive income	$2,025,250	$1,675,680

See notes to unaudited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income	$1,837,469	$1,673,678
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	435,328	241,076
Inventory allowance	3,255	29,439
Stock-based expenses	90,835	-
Changes in operating assets and liabilities:
Accounts receivable	(117,952)	-
Advances	(525,092)	1,848
Inventories	(1,888,354)	(2,931)
Other current assets	232,903	8,909
Prepaid expense	(116,843)	-
Accounts payables and accrued liabilities	40,391	(214,209)
Total adjustments	(1,845,529)	64,132
Net cash provided by (used in) operating activities	(8,060)	1,737,810

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition deposits	(913,061)	-
Purchase of construction in progress	(198,652)	-
Purchase of intangible assets	(509,025)	-
Purchase of biological assets	(1,119,453)	-
Purchase of plant and equipment	(1,504,405)	(1,619,879)
Net cash used in investing activities	(4,244,596)	(1,619,879)

CASH FLOWS USED IN FINANCING ACTIVITIES	-	-

NET (DECREASE) INCREASE IN CASH	(4,252,656)	117,931
EFFECT OF EXCHANGE RATE CHANGES ON CASH	270,006	329
CASH, BEGINNING OF PERIOD	7,983,793	2,022,295
CASH, END OF PERIOD	$4,001,143	$2,140,555
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$8,066	$18,257
Income tax paid	$—	$—

See notes to unaudited consolidated financial statements

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

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

Tianli Agritech, Inc. was incorporated in British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. This is the Company’s sole operating segment. The Company operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”).  Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE where HCS would acquire 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

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

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the Entrusted Management Agreement.

The following are major categories of the assets and liabilities of the VIE:

Wuhan Fengze Agricultural Science and Technology Development Co., Ltd.

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets	$14,183,260	$14,785,242
Plant and equipment, net	$13,937,771	$13,354,379
Construction in progress	$474,100	$-
Biological assets, net	$4,157,925	$3,440,253
Intangible assets	$1,247,674	$742,954
Total assets	$34,000,730	$32,595,555
Total liabilities	$1,160,596	$1,786,014
Total stockholders’ equity	$32,840,134	$30,809,541

    As discussed in Note 12, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011.

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

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

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

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or the market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis.

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

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Biological Assets

 Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these hogs and the expenditures related to labor and materials to feed the hogs until they become commercially productive and breedable are capitalized. When these hogs are entered into breeding and farrowing production, amortization of the costs of these hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500), which in turn is transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2011 and 2010.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers.

Revenues generated from the sales of breeding and meat hogs are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured.  Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time the hogs are sold.  Sold hogs are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

Income Taxes

We account for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We have no deferred tax assets or liabilities as of March 31, 2011 and December 31, 2010.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three month periods ending March 31, 2011 and March 31, 2010.

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Foreign Currency Translation

As of March 31, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.5501 per US dollar and RMB 6.60 per US dollar as of March 31, 2011 and December 31, 2010, respectively. Shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of shareholders’ equity.

During the three months ended March 31, 2011 and 2010, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.5713 and RMB 6.836 per US dollar for the three months ended March 31, 2011 and 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

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

Inventories consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials	$1,597,368	$1,072,419
Work in process—biological assets	3,171,715	2,257,790
Infant hogs	1,975,284	1,489,596
	$6,744,367	$4,819,805

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2011 and December 31, 2010, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 4—ADVANCES

The Company provides advances for materials or services Tianli uses in its operations. As of March 31, 2011 and December 31, 2010, the advances to suppliers amounted to $1,615,031 and $1,036,765, respectively. These balances included deposits of $568,999 and $404,811 as of March 31, 2011 and December 31, 2010, respectively, for the purchase of imported breeding hogs.  Additionally as of March 31, 2011 the Company had provided an advance of $992,351 in connection with its retail marketing agreement with  An Puluo Food Corporation, Ltd. (“An Puluo”) which it expects to recover by the end of this year, and the remaining balances consisted largely of advances for feed and medical supplies.

NOTE 5—ACQUISITION DEPOSITS

On December 27, 2010, the Company entered into an agreement with An Puluo regarding a hog farm in Hubei Province with an annual production capacity of approximately 20,000 hogs. Under the terms of this agreement, in consideration of the Company’s making two separate deposits totaling $1,450,360 to An Puluo as of March 31, 2011, An Puluo agreed that it would negotiate the possible sale of the farm’s assets exclusively with the Company, and would provide to the Company the necessary access, documentation and assistance to enable it to conduct due diligence for its possible purchase of the farm’s assets. The agreement enables the Company to recover these deposits if it elects not to continue with the acquisition discussions or if a sale cannot be successfully negotiated.  See Note 17--Subsequent Events

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 6—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010

Buildings	$13,283,836	$13,473,241
Vehicles	659,155	611,854
Office equipment	107,682	98,553
Production equipment	2,259,796	1,284,309
	16,310,469	15,467,957
Less: Accumulated depreciation	(2,372,698)	(2,113,578)
	$13,937,771	$13,354,379

The depreciation expenses of the plant and equipment for the three month periods ended March 31, 2011 and 2010 are as follows:

	For Three Months Ended
	March 31, 2011	March 31, 2010
Depreciation expense	$245,129	$161,365

NOTE 7—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2011 and December 31, 2010, the construction in progress is $474,100 and $0, respectively.

NOTE 8—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31, 2011	December 31, 2010

Breeding hogs	$4,696,156	$3,871,609
Less: Accumulated amortization	(538,231)	(431,356)
	$4,157,925	$3,440,253

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

Total amortization expenses of the biological assets for the three month periods ended March 31, 2011 and 2010 are as follows:

	For Three Months Ended
	March 31, 2011	March 31, 2010
Amortization expense of biological assets	$179,642	$75,836

NOTE 9—INTANGIBLE ASSETS

Intangible assets consist of the land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. During the three month period ended March 31, 2011, as part of a purchase of the assets of a farm, the Company acquired land use rights valued at $509,025, in addition to the land lease that had been prepaid by the previous owner.

Intangible assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Land use rights	$1,355,373	$839,459
Less: Accumulated amortization	(107,699)	(96,505)
	$1,247,674	$742,954

Amortization expenses for the Company’s intangible assets for the three month periods ended March 31, 2011 and 2010 are as follows:

	For Three Months Ended
	March 31, 2011	March 31, 2010
Amortization expense of intangible assets	$10,557	$3,875

Amortization expenses of the intangible assets for the next five years are as follows:

2011 (full year)	$42,228
2012	42,228
2013	42,228
2014	42,228
2015	42,228
Thereafter	1,036,534
Total (yet to be amortized)	$1,247,674

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 10—SHORT-TERM LOAN

As of March 31, 2011 and December 31, 2010, the short-term loans are as follows:

Description	March 31, 2011	December 31, 2010
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by December 20, 2011, no collateral	$732,813	$728,266

NOTE 11—ACQUISITION PAYABLES

Acquisition payables consist of the payables due as the result of the Company’s acquisitions of farm assets such as buildings, equipment and land use rights. Such purchases require initial payments to the seller of the assets upon the closing of the purchase, with subsequent payments due in the short term for the remaining balances. The balance outstanding of $164,883 as of March 31, 2011will be paid by June 30, 2011.

NOTE 12—CAPITAL STOCK

 The Company has one class of stock, common stock. It has 50,000,000 shares of common stock authorized and as of March 31, 2011 and December 31, 2010, it had 10,125,000 shares issued and outstanding at a par value of $0.001 per share.

 On July 19, 2010, the Company closed its initial public offering (“IPO”) of its common stock. The Company sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010.  As part of this initial public offering, the placement agent received 200,000 warrants to purchase the Company’s stock at a price of $7.20 per share. These warrants are exercisable over a five year period from the date of issuance of July, 2010.

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December, 2011, and the final one-third vesting in December 2012, contingent on the director’s continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the three months ended March 31, 2011, the amortization of these options amounted to $5,343 based on a Black Scholes valuation of the options as of the date of the grant.

The Company committed to grant its investor relations firm 44,000 shares of the Company’s stock for services to be rendered up through October, 2011 pursuant to an agreement made in October, 2010. The amortization of this grant was $85,492 for the three months ended March 31, 2011.

 The fair value of the director options and the consultant warrants were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

 The following table summarizes the stock options and warrants outstanding as of March 31, 2011 and the activity during the three months ended March 31, 2011.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 12/31/10	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at 3/31/11	26,000	$6.00	210,000	$7.21
Exercisable at 3/31/11	8,667	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 5.83 years, and 4.32 years, respectively.  The intrinsic value of the outstanding options and the warrants as of March 31, 2011 and December 31, 2010 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $1,727,900 and $1,510,423 as of March 31, 2011 and December 31, 2010, respectively.

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

According to the Company Law of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve any contribution to the common welfare fund as of March 31, 2011 and December 31, 2010.

NOTE 14 -- CONCENTRATION

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. We have not entered into long-term supply contracts with any of these major customers.

During the three months ended March 31, 2011, there were two customers that accounted more than 10% of our revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house. During the three months ended March 31, 2010, the Company had no customers that accounted for more than ten percent of our revenues.

NOTE 15—LEASE OBLIGATIONS

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years.  The Company does not have capital leases.  In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s operating leases for the three months ended March 31, 2011 and 2010 was $13,213 and $10,068 respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2011 under all non-cancelable leases for years ending December 31:

2011 (full year)	$52,852
2012	$52,852
2013	$52,852
2014	$52,852
2015	$52,852
Thereafter	$1,344,558

Index
Tianli Agritech, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2011

NOTE 16—GOVERNMENT SUBSIDIES

The Company received subsidies of $190,297 and $0 in the three months ended March 31, 2011 and 2010, respectively, for breeder hog subsidies and award from the government for the Company’s becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Government subsidies accounted for 10.4% and 0% of the Company’s net income in the three months ended March 31, 2011 and 2010, respectively.

NOTE 17—SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2011.  On May 12, 2011, the Company acquired the An Puluo farm (the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million. As discussed in Note 5, the Company had made deposits on this farm which amounted to $1,450,360 as of March 31, 2011.  The remaining balance outstanding on this purchase will be paid before July 15, 2011.

In May the Company reached agreements in principle with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby the Company was granted the exclusive right to breed and sell black hogs in Enshi Autonomous Prefecture in Hubei Province. The agreements also calls for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi Black Hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in  the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”), and has recently entered into an agreement that provides it with the ability to sell in the future finished pork products through selected retail channels. We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of March 31, 2011 Fengze owned and operates ten commercial farms in the Wuhan City area. The tenth farm was acquired in December, 2010, and has commenced operations. Once it attains full production, it is expected to have an annual operating capacity of 20,000 hogs. The eleventh farm was acquired in May, 2011 and is expected to have an annual operating capacity of 20,000 hogs once it reaches full production. In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In addition to breeding, raising and selling hogs, on April 1, 2011, we entered into an agreement whereby we will be distributing pork products at retail through food counters located in 32 supermarkets in greater Wuhan.  We are completing preparations for the commencement of our retail operations which should be initiated in the summer of 2011.

In an effort to significantly increase the scale of our operations,  we recently concluded a series of agreements (the “Exclusivity and Outsourcing Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi Black Hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi Black Hog is one of the oldest hog species with a lineage that can be traced back to 1611.  Enshi Black Hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hogs generally sell for more than standard hog meat.  The Company estimates that the price of Enshi Black Hog meat is currently approximately 50% above the price of typical lean pork meat.  The agreements also call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi Black Hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

Index

The Exclusivity and Outsourcing Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and  Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in the raising of a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.  We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program, farmers will need to be able to maintain no less than six sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction of up to 400 farms by the end of this year and an additional 1,000 during 2012.  The goal is to achieve a production capacity of 200,000 hogs during 2013 with a long run target of an annual capacity of 1 million hogs.  Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for periods of ten years, except that the agreement with Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture terminates as of the end of 2015.

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies.  The price which we will pay the farmers is approximately the price at which typical lean white pork meat sells.  The price at which black hog meat sells is currently 50% above the price of white hog meat.  We believe this will provide sufficient margin to us even if the relative prices change.

We believe that because this program offers many advantages to the participating farmers and the local governments, the number of farmers wanting to join the program will be significant. Enshi Autonomous prefecture is a relatively poor area of China. By joining this program, participating farmers will benefit from  our expertise in breeding and caring for hogs, and will be producing a breed which is generally considered superior to the meat of standard hogs.To develop our strain of black hog, we will apply internationally recognized advanced molecular breeding strategies. The project will be supported by the Animal Husbandry Research Institution of Hubei, which has significant experience in hog breeding research.  Moreover, the Enshi Autonomous Prefecture government has determined to emphasize hog farming in China’s current five-year development plan (2011-2015) which should assit in making it to the project a success.  Significantly, the local governments have agreed that we are the only company with which it will undertake a project such as this.

In addition to the advantages of this program, we believe that some of the risks typical to hog farming will be minimized.  For example, because individual farms will be relatively small and decentralized, and under strict supervision to employ disease controls methods we determine are appropriate, the risk of disease should be lower than on traditional farms,  Further, if a farm were to develop a problem, it should not spread since the farms are decentralized in the Prefecture’s mountainous region.  In addition, because of the emphasis being placed on this project by the local government, we anticipate a high level of cooperation from the farmers who are being given the opportunity to profit from what is otherwise communal land.
We have agreed to contribute to the financial needs of the project in various ways and the local governments have agreed to provide us and the participating farmers with various subsidies, incentives, loans and insurance.  The precise demands upon us will depend upon the rate at which the project grows which, in turn, will be impacted by the availability of financing that may be necessary to modernize and support the participating farmers.  Given the long term of this project, it is likely that there will be continued negotiations of various issues that arise during the life of the project.

Principal Factors Affecting our Results of Operations

Revenues

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the product both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs, which will be sold to slaughter houses for conversion into pork products.   Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date it is sold, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

Index

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

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2010 filed on March 17, 2011.

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

Revenues resulting from the sale of breeder hogs. A significant amount of our revenues and operating margin result from the sales of young breeder hogs for use by other hog farmers. Because these breeder hogs command a price significantly higher than market hogs, and are sold at a younger age, thus incurring less feed and related finishing expenses, the profitability of the sale of a breeder hog is higher than that for the sale of a market hog. A significant reduction in the proportion of our sales that are breeder hogs would very likely significantly reduce our overall profit margin.

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

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired the assets of several hog farms including Hengdian farm (the Company’s tenth farm) , which was acquired in December, 2010, and the Company’s acquisition of the assets of the An Puluo farm (which will be the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, was acquired this month. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow.

Index

In an effort to increase our capacity we entered into the Exclusivity and Outsourcing Agreements described above in “Overview.” Pursuant to these agreements we will assist local farmers to upgrade their facilities and breed and grow hogs by providing both our capital and expertise.  If the program progresses as planned, we should increase the volume of hogs we sell by more than we would if we were to limit ourselves to buying farms to be operated by us.  We believe this is an efficient way to leverage upon our expertise in breeding and raising quality hogs.  Moreover, the hogs to be raised under this program will be the Enshi Black Hogs, which generally sell at a price significantly above the price of typical lean pork meat.  Since the price we will pay to participating farmers to acquire their hogs is approximately the market price of  white hog meat, the price differential should allow us to capture a healthy margin on the resale of the Enshi Black Hogs.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary components of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover these higher costs by higher prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Transition to public company. As we are now a public company, our administrative costs have increased materially, including audit, legal, travel to the United States, investor relations and advisor costs as well as the need to comply with detailed reporting requirements.

Index

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

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog cooperative breeding program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. For example, we have agreed to form a Hog Breeding Professional Cooperative and contribute one-half of its initial capital, to acquire the breeders necessary to initiate the program, to fund the construction of appropriate facilities for qualified farmers, to provide each farmer with an initial group of sows, to guarantee loans by third parties to qualified farmers should such loans be necessary and available and to purchase the hogs grown by each farmer.  In addition, to ensure the success of the program we will need to acquire the supplies and feed mix to be purchased from us by the farmers, which will result in increased operating expenses.  On their part, to help ensure the success of the program, the local governments and participating cooperatives have agreed to provide us with various subsidies, loans, insurance and incentives.  For example, we will be entitled to be reimbursed by the government for 1/3rd of amounts paid to construct farm facilities and to receive a security deposit of 1/3rd of such costs from the cooperative.  Moreover, when the program ends, we will own the rights to the facilities constructed with our funds. Although we believe that this program will ultimately be successful and portions of the expenses we incur will be reimbursed by government agencies or the farmers’ cooperatives, we have not yet determined the pace at which the program will develop and thus, the size and timing of the expenditures we will be required to make.

Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010

All amounts, other than percentages, are in U.S. dollars

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$5,906,966	$4,469,944	$1,437,022	32%
Costs of goods sold	3,443,820	2,603,953	839,867	32%
Gross profit	2,463,146	1,865,991	597,155	32%
Selling, general and administrative expenses	807,156	180,085	627,071	348%
Income from operations	1,655,990	1,685,906	(29,916)	(2%)
Interest expenses, net	(10,273)	(17,581)	7,308	(42%)
Subsidy income	190,297	-	190,297	n/m
Other income	1,455	5,353	(3,898)	(73%)
Net other income (expense)	181,479	(12,228)	193,707	n/m
Income before income taxes	1,837,469	1,673,678	163,791	10%
Income taxes	—	—	—	—
Net income	$1,837,469	$1,673,678	$163,791	10%

Revenues. Our revenues increased by $1,437,022 or approximately 32% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This growth was primarily the result of increased prices for breeder hogs and to a lesser extent, market hogs.  Together the increased prices accounted for approximately $1,010,000 of the increased revenue, of which approximately $180,000 was due to the increased value of the Chinese Renminbi. Additionally higher breeder sales, modestly offset by lower sales of market hogs, resulted in a revenue increase of approximately $427,000. The table below illustrates the sales of breeder hogs and market hogs for the quarters ended March 31, 2011 and March 31, 2010.

Index

Sales by Products

	Three Months Ended March 31 2011			Three Months Ended March 31, 2010
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	7,884	$306	$2,415,574	5,917	$229	$1,352,653
Market Hogs	15,136	$231	$3,491,392	15,384	$203	$3,117,291
Total	23,020	$256	$5,906,966	21,301	$210	$4,469,944

We sold approximately 33% more breeder hogs in the first quarter of 2011 than we sold in the same period of 2010, at an average price per hog that was 33% more than in the comparable 2010 period. Approximately 34% of our first quarter of 2011 hog sales consisted of breeder hogs, an increase from the comparable first quarter of 2010 level of 28%. As a result, sales revenues attributable to breeder hogs increased by approximately 79%. We sold approximately 2% less market hogs in the first quarter of 2011 than in the same period of 2010, at an average price per hog that was approximately 13% higher than in the comparable 2010 period. As a result, sales attributable to market hogs increased by approximately 12%. The sales of market hogs slightly decreased by 2% due to the Company’s further upgrading and modifying its ninth farm to enable it to be utilized to house the French purebred Yorkshire breeder hogs, which resulted in lower production from that farm.   Breeder hogs realized growth in sales in the first quarter of 2011, thus accounting for approximately 41% of sales revenue in the first quarter of 2011, up from 30% of sales revenue in the same period of 2010.

Profit Margins. Our gross profit margin remained the same at 42% in the first quarter of 2011 and 2010. The impact of the increased cost of feed was more than offset by the higher sales price of the hogs, thus enabling the Company to maintain its gross margin.

The gross margins for breeder hogs were 51% and 57% in the first quarter of 2011 and 2010, respectively, and the gross margins for market hogs were 36% and 35% in the first quarter of 2011 and 2010, respectively. The decrease of the gross margins for breeder hogs are mainly due to a greater mix of crossbreds breeders sold as compared to purebreds, which have a higher margin than the crossbreds.

Expenses.   Selling, general and administrative expenses increased by $627,071 in the first quarter of 2011 as compared to the same period in 2010. Approximately $400,000 of this increase resulted from the additional costs associated with Tianli's being a public company, and the remaining increased costs pertain largely to volume related activities including higher salary costs reflecting increased staffing levels.

Net Other Income (Expense). Net other income (expense) improved from $(12,228) for the three months ended March 31, 2010 to $181,479 for the three months ended March 31, 2011, a net increase of $193,707. This benefit was primarily due to the $190,297 of government subsidies consisting of an operating grant in recognition of our status as a public company in the United States, and recurring breeder hog subsidies..

Income taxes. As noted above, the Company is exempt from the Chinese income tax and the VAT as it is engaged in an agricultural business.

Net Income. Our net income for the three months ended March 31, 2011 and 2010 was $1,837,469 and $1,673,678, respectively. This 10% increase in net income is primarily the result of the increased revenues, which in turn largely is the result of higher pricing.

Index

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of March 31, 2011.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2011 our working capital was $13,022,664 as compared to $12,999,228 at December 31, 2010, reflecting lower cash and cash equivalents balances of $4,001,143 as compared to $7,983,793. The lower cash balance was offset by increases in other components of working capital such as inventories, advances and deposits. The components of this decrease in cash of $3,982,650 are discussed below.

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(8,060)	$1,737,810
Net cash used in investing activities	(4,244,596)	(1,619,879)
Net cash provided by financing activities	-	-
Exchange rate effect on cash	270,006	329
Net cash (outflow) inflow	$(3,982,650)	$118,260

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities in the three months ended March 31, 2011 totaled $(8,060). Cash flow pertaining to operating activities included the Company’s net income for the first three months of 2011 of $1,837,469, depreciation and amortization of $435,328, and a decrease in accounts payable and accrued liabilities of $40,391.  These favorable factors were offset by an increase in inventory of $1,888,354, resulting from higher levels of hogs in the process of being matured to market weights, representing approximately $1,400,000 and higher levels of raw material inventory, and an increase in advances of $525,092 due to an advance of $992,351 made to An Puluo pertaining to the marketing channel agreement.  For the three months ended March 31, 2010, cash provided by operations totaled $1,737,810. This largely consisted of net income of $1,673,678 and depreciation and amortization of $241,076, partially offset by a decrease in accounts payable and accrued liabilities of $214,209.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 totaled $4,244,596. This included $1,504,405 of plant and equipment investments, $1,119,453 of additions to our breeder stock, $913,601 pertaining to an additional deposit on the An Puluo farm, $509,025 as the land using right and the related prepaid rents acquired in the purchase of the assets of  our tenth farm ,  and approximately $360,000 for upgrading the tenth farm .

 In the three months ended March 31, 2010, our cash used in investing activities totaled $1,619,879  for the purchase of plant and equipment.

Cash Used in Financing Activities

For the three months ended March 31, 2011 and 2010, there was no financing activity.

Commitments for Capital Expenditures

We have been actively pursuing the acquisition of additional hog farms.  Most recently, on May 12 we announced the acquisition of the An Puluo farm, which we believe will have an annual capacity of 20,000 hogs upon achieving full production at a cost of approximately $2.2 million.  As of March 31, 2011, the Company had deposited $1,450,360 for the purchase of the An Puluo farm and the remaining amount due will be paid by July 15, 2011.   In addition to the purchase price of a farm, the Company expects to make additional disbursements of about $300,000 for the refurbishment of the farm and from $400,000 to $600,000 to stock it with breeder stock.   We also expect to continue to purchase breeding stock, including purebred stock, for use in all of the Company's farm.

Index

In connection with the commencement of marketing agreement with  An Puluo, we anticipate incurring the costs for marketing as well as for initial supplies and inventory.

Our participation in the Enshi Black Hog cooperative breeding program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. Because this program is in its infancy and the pace at which it will develop is dependent upon the willingness of farmers to participate, we have yet to determine the amount and the timing of the expenditures we will be required to make and the rate at which we will receive subsidies, loans and other incentives to be provided by the local governments and cooperatives. Although we expect to begin to expend funds for this program later this year, we believe that such funds will be available out of the cash flow generated by operations.

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

Index

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 17, 2011 which are incorporated by reference into this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)
The Company completed the initial public offering of 2,000,000 common shares on July 19, 2010, from which it derived net proceeds of approximately $10,600,000.  Of such net proceeds, $6,754,099 was applied to the construction and acquisition of hog farms to increase the Company’s production capacity, $1,710,208 was applied to the acquisition of breeding stock and $2,135,693 has been applied to working capital.

(c)	None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

10.1	Asset Purchase Contract between the Company and An Puluo Development Co. Ltd and Wenping Luo.

10.2	Enshi Black Hog Breeding Agreement between the Company and the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province.

10.3	Enshi Black Hog Construction Cooperation Agreement between the Company and the Qiming Hog Farming Professional Cooperatives of Xianfeng County.

10.4	Enshi Black Hog Xianfeng County Production Base Construction Cooperation Agreement between the Company and the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province.

10.5	Enshi Black Hog Construction Cooperation Agreement between the Company and the Xuwang Hog Farming Professional Cooperatives of Xianfeng County.

10.6
Final Confirmation of the Implementation of the Enshi Black Hog Construction Cooperation among the Company and the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County.

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANLI AGRITECH, INC.

May 13, 2011	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ BIHONG ZHANG
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)