Form 10-Q
period 2011-06-30
Tianli Agritech, Inc.
filed 2011-08-15
CIK 1486299

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2011, the Registrant had outstanding 10,135,000 shares of common stock, par value $0.001 per share.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except required by the federal securities laws the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,249,514	$7,983,793
Restricted cash	309,043	-
Accounts receivable	68,519	-
Inventories	7,258,060	4,819,805
Advances	147,525	1,036,765
Acquisition deposits	-	530,303
Prepaid expenses	4,814	83,832
Other receivables	1,382,582	330,744
Total Current Assets	15,420,057	14,785,242
Plant and equipment, net	15,147,037	13,354,379
Construction advance	-	272,727
Construction in progress	2,222,542	-
Biological assets, net	4,511,895	3,440,253
Long-term prepaid expenses	1,806,271	-
Intangible assets, net	1,252,089	742,954
Total Assets	$40,359,891	$32,595,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$3,832,128	$728,266
Accounts payable and accrued liabilities	390,998	136,536
Acquisition payables	417,207	921,212
Due to related party	121,291	-
Total Liabilities	4,761,624	1,786,014
Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares
authorized, 10,125,000 issued and outstanding on
June 30, 2011 and December 31, 2010)	10,125	10,125
Additional paid in capital	13,456,399	13,445,712
Statutory surplus reserves	2,002,849	1,510,423
Retained earnings	18,429,356	14,605,162
Accumulated other comprehensive income	1,699,538	1,238,119
Total Stockholders’ Equity	35,598,267	30,809,541
Total Liabilities and Stockholders’ Equity	$40,359,891	$32,595,555

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$7,670,429	$5,448,315	$13,577,395	$9,918,259
Cost of goods sold	4,452,623	3,064,619	7,896,443	5,668,572
Gross profit	3,217,806	2,383,696	5,680,952	4,249,687
General and administrative expenses	610,983	250,921	1,380,957	419,267
Selling expenses	25,128	13,026	62,310	24,765
Income from operations	2,581,695	2,119,749	4,237,685	3,805,655
Other income (expense):
Interest and bank charges	(98,700)	(11,642)	(108,973)	(29,223)
Subsidy income	22,970	-	213,267	-
Other income (expense)	(26,814)	3,748	(25,359)	9,101
Total other income (expense)	(102,544)	(7,894)	78,935	(20,122)
Income before income taxes	2,479,151	2,111,855	4,316,620	3,785,533
Income taxes	-	-	-	-
Net income	$2,479,151	$2,111,855	$4,316,620	$3,785,533
Basic and diluted weighted average shares	10,125,000	8,125,000	10,125,000	8,125,000
Basic and diluted earnings per share	$0.24	$0.26	$0.43	$0.47
Comprehensive income:
Net income	$2,479,151	$2,111,855	$4,316,620	$3,785,533
Unrealized foreign currency
translation adjustment	273,638	65,219	461,419	67,221
Comprehensive income	$2,752,789	$2,177,074	$4,778,039	$3,852,754

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,316,620	$3,785,533
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	979,443	487,301
Gain on disposal of biological assets	(168,710)	-
Impairment on other receivables	104,245	-
Impairment on inventories	-	59,303
Stock-based compensation	173,581	-
Changes in operating assets and liabilities:
Accounts receivable	(67,791)	-
Inventories	(2,324,369)	117,578
Advances	707,637	1,849
Prepaid expenses	79,307	(169,522)
Other receivables	(1,088,237)	9,459
Accounts payable and accrued liabilities	42,602	(13,039)
Net cash provided by operating activities	2,754,328	4,278,462
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(1,693,392)	-
Addition to construction in progress	(2,198,927)	(1,517,980)
Purchase of biological assets	(1,515,063)	(1,485,366)
Proceeds from disposal of biological assets	267,732	-
Payments for long-term prepaid expenses	(85,701)	-
Purchase of farms	(2,152,543)	(1,218,024)
Net cash used in investing activities	(7,377,894)	(4,221,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(305,759)	-
Proceeds from short-term loans	3,057,590	-
Net cash provided by financing activities	2,751,831	-
NET (DECREASE) INCREASE IN CASH	(1,871,735)	57,092
EFFECT OF EXCHANGE RATE CHANGES ON CASH	137,456	15,494
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,983,793	2,022,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,249,514	$2,094,881
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$36,075	$18,261
Income tax paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS
The Company purchased farm assets in 2010 and 2011 and with these acquisitions, the Company is obligated to make payments to sellers for these assets as follows:
Fair value of assets acquired	$3,660,678	$1,793,921
Cash paid in prior year	(1,080,303)	-
Cash paid in current year	(2,152,543)	(1,218,024)
Exchange realignment	(10,625)	2,859
Acquisition payable as of period end	$417,207	$578,756

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company, a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of the Company’s operations are conducted by Fengze and Tianzhili. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze are collectively referred to herein as the “Company”, “we” and “us”.

Tianli Agritech, Inc. was incorporated in British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. This is the Company’s sole operating segment. The Company operates eleven production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”).  Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26 2009, HCS entered into a stock purchase agreement with WFOE where HCS would acquire a 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the Entrusted Management Agreement.

As discussed in Note 16, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

On May 12, 2011, the Company acquired the An Puluo farm (the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million.

On June 22, 2011, Fengze established a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili is intended to engage in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo Development Co. (“An Puluo”) commencing from the third quarter of 2011, subject to logistics, personnel and financial integration.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5 years

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2011 and 2010.

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

The Company did not identify any assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, accounts receivable and payable, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2011 and December 31, 2010.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the periods ended June 30, 2011 and December 31, 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of June 30, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.4716 per US dollar and RMB 6.5910 per US dollar as of June 30, 2011 and December 31, 2010, respectively. Shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of shareholders’ equity.

During the periods ended June 30, 2011 and 2010, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.5832 and RMB 6.5411 per US dollar for the three and six months ended June 30, 2011, respectively, and RMB 6.8335 and RMB 6.8347 per US dollar for the three and six months ended June 30, 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accrual of Environmental Obligations

ASC Section 410-30-25 “Recognition” of environmental obligations requires the accrual of a liability if both of the following conditions are met:

a)       Information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements.

b)       The amount of the loss can be reasonably estimated.

As of June 30, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3—INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$1,355,961	$1,072,419
Work in process—biological assets	3,349,297	2,257,790
Infant hogs	2,552,802	1,489,596
	$7,258,060	$4,819,805

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2011 and December 31, 2010, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 4—ADVANCES

The Company makes advances for materials or services Tianli uses in its operations. As of June 30, 2011 and December 31, 2010, advances to suppliers amounted to $147,525 and $1,036,765, respectively.

These balances included deposits of $0 and $404,811 as of June 30, 2011 and December 31, 2010, respectively, for the purchase of imported breeding hogs. Additionally, as of December 31, 2010, the Company had made a deposit  of $545,455 for the purchase of water waste treatment equipment, which was completed and put into use during the quarter ended March 31, 2011. The remaining balance consisted largely of advances for feed and medical supplies.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 5—ACQUISITION DEPOSITS

On December 27, 2010, the Company entered into an agreement with An Puluo Food Corporation, Ltd. (“An Puluo”) regarding a hog farm in Hubei Province with an annual production capacity of approximately 20,000 hogs. Under the terms of this agreement, in consideration of the Company’s making a deposit totaling $530,303 (RMB 3,500,000) to An Puluo as of December 31, 2010, An Puluo agreed that it would negotiate the possible sale of the farm’s assets exclusively with the Company, and would provide to the Company the necessary access, documentation and assistance to enable it to conduct due diligence for its possible purchase of the farm’s assets.

On May 12, 2011, the Company acquired the An Puluo farm (the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,733,191 (RMB 11,216,518, also see note 11) and property and equipment of $461,012.  As of June 30, 2011, $417,207 of the consideration remained outstanding (see note 14).

NOTE 6—RESTRICTED CASH

At June 30, 2011, the Company reported restricted cash, current of $309,043, which is secured against the loan from Shanghai Pudong Development Bank guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze, and Fengxin. The removal of the restrictions on this cash and the repayment of this loan are expected to occur at May 31, 2012.

NOTE 7—OTHER RECEIVABLES

At June 30, 2011 and December 31, 2010, the Company reported other receivables of $1,382,582 and $330,744, respectively, including a loan of $1,313,431 and $0 to An Puluo as of June 30, 2011 and December 31, 2010, respectively.

On May 31, 2011, the Company loaned $1,313,431 to An Puluo, without interest and collateral. This loan was due on demand and will be collected within 12 months.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
Buildings	$15,196,694	$13,473,241
Vehicles	668,394	611,854
Office equipment	245,128	98,553
Production equipment	1,721,298	1,284,309
	17,831,514	15,467,957
Less: Accumulated depreciation	(2,684,477)	(2,113,578)
	$15,147,037	$13,354,379

Depreciation expense was $526,252 and $318,517 for the six months ended June 30, 2011 and 2010, and $281,123 and $157,152 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 9—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2011 and December 31, 2010, the construction in progress was $2,222,542 and $0, respectively.  Included in this amount were:

-	$1,059,306 for building a new feed processing facility and the improvements of several of the Company’s hog farms; and

-
$1,163,236 funding to local independent farmers to construct small-scale hog farms.  In April 2011, the Company signed 3 joint development agreements, for a period of 10 years, with 3 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.  Pursuant to these joint development agreements, title to these small-scale hog farms belongs to the Company but the local cooperatives (and the individual farmers) have the right to use them.  As of June 30, 2011, the Company has paid a total of $1.16 million to build these hog farms, which were not yet completed and put into use as of that date.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30, 2011	December 31, 2010
Breeding hogs	$5,250,896	$3,871,609
Less: Accumulated amortization	(739,001)	(431,356)
	$4,511,895	$3,440,253

Amortization expense of the biological assets for the six months ended June 30, 2011 and 2010 was $418,582 and $161,032, respectively. Amortization expense of the biological assets for the three months ended June 30, 2011 and 2010 was $238,940 and $85,196, respectively.

NOTE 11—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the An Puluo farm (the Company’s eleventh farm) (see note 5). The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Long-term prepaid rental expense	$1,816,632	$-
Others	4,306	-
	1,820,938	-
Less: Accumulated amortization	(14,667)	-
	$1,806,271	$-

Amortization expense for the six months ended June 30, 2011 and 2010 was $13,397 and $0, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $13,397 and $0 respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $86,152 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 12—INTANGIBLE ASSETS

Intangible assets consist of land use rights. According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Intangible assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Land use rights	$1,371,814	$839,459
Less: Accumulated amortization	(119,725)	(96,505)
	$1,252,089	$742,954

Amortization expense for the six months ended June 30, 2011 and 2010 was $21,212 and $7,752, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $10,655 and $3,877 respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $42,880 per annum.

NOTE 13—SHORT-TERM LOAN

As of June 30, 2011 and December 31, 2010, the short-term loans are as follows:

Description	June 30, 2011	December 31, 2010
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by December 20, 2011, no collateral	$741,702	$728,266

Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	3,090,426	-
	$3,832,128	$728,266

The Company paid $67,438 to Wuhan Agriculture Guarantee Co., Ltd. for providing the guarantee and the amount was recorded as interest and bank charges during the three and six months ended June 30, 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 14—ACQUISITION PAYABLES

Acquisition payables consist of the payables due as the result of the Company’s acquisitions of farm assets such as buildings, equipment,  land use rights and prepaid expenses. Such purchases require initial payments to the seller of the assets upon the closing of the purchase, with subsequent payments due in the short term for the remaining balances. As of June 30, 2011 and December 31, 2010, the balance outstanding for acquisition of the An Puluo farm (the Company’s eleventh farm) (see note 5) was $417,207.

Acquisition payables of $921,212 at December 31, 2010 were in relation to the acquisition of the tenth hog farm, which had been fully paid during the quarter ended March 31, 2011.

NOTE 15—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party of $121,291 represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purpose. Such advances are non-interest bearing and due upon demand.

NOTE 16—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of June 30, 2011 and December 31, 2010, it had 10,125,000 shares issued and outstanding.

On July 19, 2010, the Company closed its initial public offering (“IPO”) of its common stock. The Company sold 2,000,000 common shares at a price of $6.00 per share and the shares commenced trading on the NASDAQ Global Market on July 20, 2010.  As part of this initial public offering, the placement agent received 200,000 warrants to purchase the Company’s stock at a price of $7.20 per share. These warrants are exercisable over a five year period from the date of issuance of July 2010. The Company has considered that those warrants are indexed to the Company's own stock because the warrants have fixed prices and no contingent exercise provision.

On October 1, 2010, the Company granted 10,000 warrants to its investor relations consultant with an exercise price of $7.50 and will expire in October 2015.

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director’s continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the three and six months ended June 30, 2011, the amortization of these options amounted to $5,344 and $10,687, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

The Company also granted to its investor relations firm 44,000 shares of the Company’s common stock for services to be rendered up through October, 2011 pursuant to an agreement made in October 2010. The amortization of this grant was $77,402 and $162,894 for the three and six months ended June 30, 2011. As of June 30, 2011, no common stock has been issued to the investor relations firm.

The fair value of the director options and the placement agent warrants were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 16—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of June 30, 2011 and the activity during the six months ended June 30, 2011.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of 12/31/10	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at 6/30/11	26,000	$6.00	210,000	$7.21
Exercisable at 6/30/11	8,667	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 4.44 years and 4.07 years, respectively. The market value of the Company’s common stock was $2.37 and $6.25 as of June 30, 2011 and December 31, 2010, respectively, and the intrinsic value of the outstanding options and the warrants as of June 30, 2011 and December 31, 2010 was $0.

The table below provides the estimated fair value of the director options and placement agent warrants, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 17—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. These amounted to $2,002,849 and $1,510,423 as of June 30, 2011 and December 31, 2010, respectively.

According to the Company Law of PRC executed in 2006, the Company is no longer required to reserve the “Statutory common welfare fund”. Accordingly, the Company did not reserve any contribution to the common welfare fund as of June 30, 2011 and December 31, 2010.

NOTE 18—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2011 and December 31, 2010, 78% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the six months ended June 30, 2011, two customers accounted for 10% each of the Company’s revenue.  There were no other customers who accounted for more than 10%of the Company’s revenues for the six months ended June 30, 2011 and 2010.

During the three months ended June 30, 2011 and 2010, there were no customers that accounted for more than 10% of the Company’s revenue.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 18—CERTAIN RISKS AND CONCENTRATION (CONTINUED)

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 19—GOVERNMENT SUBSIDIES

The Company received subsidies of $213,267 and $0 in the six months ended June 30, 2011 and 2010, respectively, for recurring breeder hog subsidies and an award from the government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Government subsidies accounted for 4.94% and 0% of the Company’s net income in the six months ended June 30, 2011 and 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 20—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years.  The Company does not have capital leases.  In most cases, the management expects that, in the normal course of business, leases will be renewed or replaced. Net rent expense relating to the Company’s operating leases for the six months ended June 30, 2011 and 2010 was $80,139and $13,107 respectively. The net rent expense relating to the Company’s operating leases for the three months ended June 30, 2011 and 2010 was $28,876 and $16,111, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2011 under all non-cancelable leases for years ending December 31:

Operating Leases
2011 (the second half of year)	$3,217
2012	$81,829
2013	$83,028
2014	$83,569
2015	$83,569
Thereafter	$2,603,545

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 21—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	June 30,	December 31,
	2011	2010
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$394,029	$-

Capital expenditures

The Company has been actively pursuing the acquisition of additional hog farms and upgrading its existing farms. As of June 30, 2011, the Company had deposited $1,059,306 for building a new feed processing facility and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

In connection with the commencement of a cooperation agreement with An Puluo, management anticipates incurring the costs for marketing as well as for initial supplies and inventory.

The Company’s execution in the Enshi Black Hog program (see note 9) will require the Company to incur various costs and contribute various amounts to cover costs of different aspects of the program as more fully described above. As of June 30, 2011, the Company provided funding totaling $1.16 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

Environmental matters

Environmental laws and regulations to which the Company is subject as it progresses from the development stage to the production stage mandate additional concerns and requirements of the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to material adverse effects on the Company’s financial position, results of operations, or cash flows.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in  the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”), and has recently entered into an agreement that, subject to completion of the negotiation of certain details, provides it with the ability to sell finished pork products through selected retail channels. We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of June 30, 2011 Fengze owned and operated eleven commercial farms in the Wuhan City area, as well as Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”) in the Enshi City area. The tenth farm was acquired in December 2010, and has commenced operations. Once it attains full production, it is expected to have an annual operating capacity of 20,000 hogs. The eleventh farm was acquired in May 2011 and is expected to have an annual operating capacity of 20,000 hogs once it reaches full production. Tianzhili was incorporated in Enshi City area on June 22, 2011, and has conducted limited operations since then. Upon completion of negotiation and integration of An Puluo's resources, Tianzhili is expected to produce and sell black hogs, and distribute pork products through An Puluo’s retail channel in Wuhan City and Enshi City.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In addition to breeding, raising and selling hogs, on April 1, 2011, we entered into an agreement, subject to completion of the nogotiation of certain details,  whereby we will be able to distribute pork products at retail through food counters located in over 30 supermarkets in greater Wuhan.  We are completing preparations for the commencement of our retail operations which should be initiated in the third quarter of 2011.

In an effort to significantly increase the scale of our operations,  we recently concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611.  Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hogs generally sell for more than standard hog meat.  The Company estimates that the price of Enshi black hog meat is currently approximately 50% above the price of typical lean pork meat.  The agreements also call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

Index

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives, in the raising of a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.  We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program farmers will need to be able to maintain no less than six sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction at up to 400 farms by the end of this year.  The goal is to achieve a production capacity of 200,000 hogs during 2013 with a long run target of an annual capacity of 1 million hogs.  Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for periods of ten years.

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

We believe that because this program offers many advantages to the participating farmers and the local governments, the number of farmers wanting to join the program will be significant ensuring the success of the program and a significant increase in the volume of pork we sell. Enshi Autonomous prefecture is a relatively poor area of China.  By joining this program participating farmers will benefit from our expertise in breeding and caring for hogs, and will be producing a breed which is generally considered superior to the meat of standard hogs. To develop our strain of black hog we will apply internationally recognized advanced molecular breeding strategies. The project will be supported by the Animal Husbandry Research Institution of Hubei, which has significant experience in hog breeding research.  Moreover, the Enshi Autonomous Prefecture government has determined to emphasize hog farming, in China’s current five-year development plan (2011-2015), which should cause it to cooperate with us to make the project a success.  Significantly, the local governments have agreed that we are the only company with which it will undertake a project such as this.

In addition to the advantages of this program, we believe that some of the risks typical to hog farming will be minimized.  For example, because individual farms will be relatively small and decentralized, and under strict supervision to employ disease control methods we determine are appropriate, the risk of disease should be lower than on traditional farms, Further, if a farm were to develop a problem, it should not spread since the farms are decentralized in the Prefecture’s mountainous region.  In addition, because of the emphasis being placed on this project by the local government, we anticipate a high level of cooperation from the farmers who are being given the opportunity to profit from what is otherwise communal land.

We have agreed to contribute to the financial needs of the project in various ways and the local governments have agreed to provide us and the participating farmers with various subsidies, incentives and insurance.  The precise demands upon us will depend upon the rate at which the project grows which, in turn, will be impacted by the availability of financing that may be necessary to modernize and support the participating farmers.  Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project.

Index

Principal Factors Affecting our Results of Operations

Revenues

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the product both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs, which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of market hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Declines in consumer demand may occur as a result of adverse general economic conditions, lower consumer confidence and changes in consumer preferences for pork as compared with other meats, all of which can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles can subject our revenues to volatility.

Revenues resulting from the sale of breeder hogs. A significant amount of our revenues and operating margin result from sales of young breeder hogs for use by other hog farmers. Because these breeder hogs command a price significantly higher than market hogs, and are sold at a younger age, thus incurring less feed and related finishing expenses, the profitability of the sale of a breeder hog is higher than that for the sale of a market hog. A significant reduction in the proportion of our sales that are breeder hogs would very likely significantly reduce our overall profit margin.

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

Index

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired the assets of several hog farms including Hengdian farm (the Company’s tenth farm), which was acquired in December, 2010, and the assets of the An Puluo farm (the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province and was acquired in May 2011. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow down.

In an effort to increase our capacity we entered into the Exclusivity Agreements described above in “Overview.” Pursuant to these agreements we will assist local farmers to upgrade their facilities and breed and grow hogs by providing both our capital and expertise. We believe this is an efficient way to leverage upon our expertise in breeding and raising quality hogs.  Moreover, the hogs to be raised under this program will be the Enshi black hogs, which generally sell at a price significantly above the price of typical lean pork meat.

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

Index

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. In April 2011, we signed 3 joint development agreements, for a period of 10 years, with 3 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to us.  Pursuant to these joint development agreements, title to these small-scale hog farms belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of June 30, 2011, we have paid a total of $1.16 million to build these hog farms, which were not yet completed and put into use as of that date. We expect that further finding for this program may be required later this year.

Comparison of the Results of Operations for the Three Months Ended June 30, 2011 and 2010

All amounts, other than percentages, are in U.S. dollars

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$7,670,429	$5,448,315	$2,222,114	41%
Costs of goods sold	4,452,623	3,064,619	1,388,004	45%
Gross profit	3,217,806	2,383,696	834,110	35%
Selling, general and administrative expenses	636,111	263,947	372,164	141%
Income from operations	2,581,695	2,119,749	461,946	22%
Interest expenses, net	(98,700)	(11,642)	(87,058)	748%
Subsidy income	22,970	—	30,659	n/m
Other income(expense)	(26,814)	3,748	(30,562)	(815%)
Net other expense	(102,544)	(7,894)	(94,650)	1199%
Income before income taxes	2,479,151	2,111,855	367,296	17%
Income taxes	—	—	—	—
Net income	$2,479,151	$2,111,855	$367,296	17%

Revenues. Our revenues increased by $2,222,114 or approximately 41% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This growth was primarily the result of the sale of 28% more breeder hogs and a 55% increase in the average sales price for market hogs.  The increased volumes of breeder hogs accounted for approximately $543,000 benefit at revenue (offset by the effect of the reduced sales price of breeder hogs of approximately $96,000) and the higher prices of market hogs accounted for approximately $1,679,000 of the increased revenue. The table below illustrates the sales of breeder hogs and market hogs for the quarters ended June 30, 2011 and 2010.

Index

Sales by Products

	Three Months Ended June 30 2011			Three Months Ended June 30, 2010
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	9,012	$314	$2,833,352	7,046	$325	$2,289,950
Market Hogs	18,577	$260	$4,837,077	18,769	$168	$3,158,365
Total	27,589	$278	$7,670,429	25,815	$211	$5,448,315

We sold approximately 28% more breeder hogs in the second quarter of 2011 than we sold in the same period of 2010, at an average price per hog of 3% less than that in the comparable 2010 period. As a result, sales revenue attributable to breeder hogs increased by approximately 24%. Our sales of breeder hogs increased in part because the farm we acquired in 2010 began selling breeder hogs in 2011 and the stronger market demand from other hog breeders.

We sold approximately 1% less market hogs in the second quarter of 2011 than in the same period of 2010, at an average price per hog that was approximately 55% higher than in the comparable 2010 period. As a result, sales revenue attributable to market hogs increased by approximately 53%.  Market hogs realized greater growth in sales in the second quarter of 2011, thus accounting for approximately 63% of sales revenue in the second quarter of 2011, up from 58% of sales revenue in the same period of 2010.

Profit Margins. Our gross profit margins were 42% and 44% in the second quarter of 2011 and 2010, respectively. The impact of the increased cost of feed caused the decrease of our gross profit margin.

The gross margins for breeder hogs were 48% and 57% in the second quarter of 2011 and 2010, respectively, and the gross margins for market hogs was 38% and 34% in the second quarter of 2011 and 2010, respectively. The decrease in the gross margins for breeder hogs is mainly due to a greater mix of crossbreds breeders sold in 2011 as compared to purebreds, which have a higher margin than the crossbreds. The increase in the gross margins for market hogs is mainly due to the increase in pork prices.

Expenses. Selling, general and administrative expenses increased by $372,164 in the second quarter of 2011 as compared to the same period in 2010. The increase included $146,983 of general and administrative expenses incurred as a public company and $82,746 of stock-based compensation expense incurred in 2011.  There were no such expenses in 2010.  The increase was also the result of: (i) approximately $46,000 increase in staff costs reflecting higher staffing levels in 2011; and (ii) approximately $56,000 increase in entertainment and traveling expenses as more hog farms were put into operations in 2011.

Net Other Expense. Net other expense increased from $7,894 for the three months ended June 30, 2010 to $102,544 for the three months ended June 30, 2011, a net increase of $94,650. This increase of other expense was primarily due to the increase in interest expense of $87,058, including a $67,438 guarantee service fee related to the new bank loan obtained from Shanghai Pudong Development Bank in 2011.

Income taxes. The Company is exempt from the Chinese income tax and the VAT as it is engaged in agricultural business.

Net Income. Our net income for the three months ended June 30, 2011 and 2010 was $2,479,151 and $2,111,855, respectively. The 17% increase in net income is primarily the result of increased revenues, arising from the higher unit price of market hogs and more sales volume of breeder hogs in 2011.

Index

Comparison of the Results of Operations for the Six Months Ended June 30, 2011 and 2010

All amounts, other than percentages, are in U.S. dollars

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Sales	$13,577,395	$9,918,259	$3,659,136	37%
Costs of goods sold	7,896,443	5,668,572	2,227,871	39%
Gross profit	5,680,952	4,249,687	1,431,265	34%
Selling, general and administrative expenses	1,443,267	444,032	999,235	225%
Income from operations	4,237,685	3,805,655	432,030	11%
Interest expenses, net	(108,973)	(29,223)	(79,750)	273%
Subsidy income	213,267	—	213,267	n/m
Other income(expense)	(25,359)	9,101	(34,460)	(379%)
Net other income (expense)	78,935	(20,122)	99,057	(492%)
Income before income taxes	4,316,620	3,785,533	531,087	14%
Income taxes	—	—	—	—
Net income	$4,316,620	$3,785,533	$531,087	14%

Revenues. Our revenues increased by $3,659,136 or approximately 37% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This growth was primarily the result of the sale of 30% more breeder hogs and a 11% and 34% increase in the average sales prices for breeder hogs and market hogs, respectively. Together the increased volumes and sale prices for breeder hogs accounted for approximately $1,606,000 of the increased revenue and the higher prices for market hogs accounted for approximately $2,053,000 of the increased revenue. The table below illustrates the sales of breeder hogs and market hogs for the six months ended June 30, 2011 and 2010.

Sales by Products

	Six Months Ended June 30 2011			Six Months Ended June 30, 2010
Products	No. of Hogs Sold	Average Price/Hog	Sales Revenues	No. of Hogs Sold	Average Price/Hog	Sales Revenues
Breeder Hogs	16,896	$311	$5,248,926	12,963	$281	$3,642,603
Market Hogs	33,713	$247	$8,328,469	34,153	$184	$6,275,656
Total	50,609	$268	$13,577,395	47,116	$211	$9,918,259

We sold approximately 30% more breeder hogs in the first half of 2011 than we sold in the same period of 2010, at an average price per hog of 11% more than that in the comparable 2010 period. As a result, sales revenue attributable to breeder hogs increased by approximately 44%. Our sales of breeder hogs increased in part because the farm we acquired in 2010 began selling breeder hogs in 2011 and the stronger market demand from other hog breeders. Breeder hogs realized greater growth in sales in the first half of 2011 than market hogs, thus accounting for approximately 39% of sales revenue in the first half of 2011, up from 37% of sales revenue in the same period of 2010.

We sold approximately 1% less market hogs in the first half of 2011 than in the same period of 2010, at an average price per hog that was approximately 34% higher than that in the comparable 2010 period. As a result, sales revenue attributable to market hogs increased by approximately 33%.

Profit Margins. Our gross profit margins were 42% and 43% in the first half of 2011 and 2010, respectively.  The impact of the increased cost of feed caused the decrease of our gross profit margin.

The gross margins for breeder hogs were 49% and 57% in the first half of 2011 and 2010, respectively, and the gross margins for market hogs were 38% and 35% in the first half of 2011 and 2010, respectively. The decrease of the gross margins for breeder hogs is mainly due to the sale of a greater mix of crossbreds breeders sold in 2011 as compared to purebreds, which have a higher margin than the crossbreds.

Index

Expenses. Selling, general and administrative expenses increased by $999,235 in the first half of 2011 as compared to the same period in 2010. The increased expense included $562,005 of general and administrative expenses incurred as a public company, $104,245 of a bad debt allowance and $173,581 of stock-based compensation expense.  There were no such expenses in 2010.  The increase was also the result of (i) approximately $126,000 increase in staff costs reflecting  higher staffing levels in 2011; and (ii) approximately $134,000 increase in entertainment and traveling expenses as more hog farms in Wuhan and Enshi area were put into use in 2011.

Net Other Income (Expense.) Net other income (expense) improved from a net expenses of $20,122 for the six months ended June 30, 2010 to net other income of $78,935 for the six months ended June 30, 2011, a net increase in income of $99,057. This benefit was primarily due to the $213,267 of subsidies received from the PRC government in 2011 in recognition of our status as a public company and recurring breeder hog subsidies. The increase from government subsidies benefit was offset by the increase in interest expense of $79,750, including a $67,438 guarantee service fee related to the new bank loan obtained from Shanghai Pudong Development Bank in 2011.

Income taxes. The Company is exempt from the Chinese income tax and the VAT as it is engaged in agricultural business.

Net Income. Our net income for the six months ended June 30, 2011 and 2010 was $4,316,620 and $3,785,533, respectively. This 14% increase in net income is primarily the result of the increased revenues arising from the higher unit price and more sales volume of breeder hogs in 2011.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of June 30, 2011.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2011 our working capital was $10,658,433 as compared to $12,999,228 at December 31, 2010, reflecting lower cash and cash equivalents balances of $6,249,514 as compared to $7,983,793. The components of this decrease in cash of $1,734,279 are discussed below.

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$2,754,328	$4,278,462
Net cash used in investing activities	(7,377,894)	(4,221,370)
Net cash provided by financing activities	2,751,831	-
Exchange rate effect on cash	137,456	15,494
Net cash (outflow) inflow	$(1,734,279)	$72,586

Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2011 totaled $2,754,328. Cash flow pertaining to operating activities included the Company’s net income for the first six months of 2011 of $4,316,620, depreciation and amortization of $979,443, bad debt allowance of $104,245, stock-based expense of $173,581 and a decrease in advances of $707,637. These favorable factors were offset by a gain on disposal of biological assets of $168,710, an increase in inventory of $2,324,369, resulting from higher levels of hogs in the process of being matured to market weights and higher levels of raw material inventory, and an increase in other receivables of $1,088,237.

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

Index

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 totaled $7,377,894. This included additions to construction in progress of $2,198,927 for establishing and upgrading hog farms, $1,693,392 of plant and equipment investments, $2,152,543 of purchase of farms and $1,515,063 of additions to our breeder stock.

Net cash used in investing activities for the six months ended June 30, 2010 totaled $4,221,370. This was primarily comprised of $1,517,980 additions to construction in progress in our existing farms, $1,485,366 for the purchase of biological assets, and $1,218,024 of payments for the purchase of hog farms.

Cash Provided by Financing Activities

For the six months ended June 30, 2011, the Company obtained $3,057,590 proceeds from new short-term bank loan which was offset by a restricted cash balance of $305,759 required in relation to the new bank loan. For the six monhs ended June 30, 2010, there was no financing activity.

Commitments for Capital Expenditures

We have been actively pursuing the acquisition of additional hog farms and upgrading our existing farms. As of June 30, 2011, the Company had deposited $1,059,306 for building a new feed processing facility and the improvement of several of our existing hog farms. The remaining amount due will be paid upon completion. The projects are expected to be completed in the third quarter of 2011.

In connection with the commencement of the cooperation agreement with An Puluo, we anticipate incurring the costs for marketing as well as for initial supplies and inventory.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of June 30, 2011, we provided funding totaling $1.16 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. We expect further funding for this program may be required later this year to construct additional farms, and we believe that such funds will be available out of the cash flow generated by operations.

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

Index

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

Index

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 17, 2011 which are incorporated by reference into this report.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1
Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of principal financial officer  pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANLI AGRITECH, INC.

August 15, 2011	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ BIHONG ZHANG
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)