Form 10-Q
period 2011-09-30
Tianli Agritech, Inc.
filed 2011-11-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 11, 2011, the Registrant had outstanding 10,135,000 shares of common stock, par value $0.001 per share.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws, the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$7,534,515	$7,983,793
Accounts receivable	802,736	-
Inventories	8,797,547	4,819,805
Advances	95,736	1,036,765
Acquisition deposits	-	530,303
Prepaid expenses	214,925	83,832
Loan to An Puluo	1,101,512	-
Other receivables	213,246	330,744
Total Current Assets	18,760,217	14,785,242
Plant and equipment, net	16,992,145	13,354,379
Deposits for purchase of equipment	157,359	-
Construction advance	-	272,727
Construction in progress	1,233,269	-
Biological assets, net	4,498,193	3,440,253
Long-term prepaid expenses	1,815,619	-
Land use rights, net	1,534,968	742,954
Total Assets	$44,991,770	$32,595,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$3,902,500	$728,266
Accounts payable and accrued liabilities	535,744	136,536
Due to An Puluo	759,034	-
Deposits received	395,018	-
Acquisition payables	-	921,212
Due to related party	122,968	-
Total Liabilities	5,715,264	1,786,014

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 10,135,000 and 10,125,000 shares issued and outstanding on September 30, 2011 and December 31, 2010)	10,135	10,125
Additional paid in capital	13,514,933	13,445,712
Statutory surplus reserves	2,320,091	1,510,423
Retained earnings	21,056,487	14,605,162
Accumulated other comprehensive income	2,374,860	1,238,119
Total Stockholders’ Equity	39,276,506	30,809,541
Total Liabilities and Stockholders’ Equity	$44,991,770	$32,595,555

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$9,169,325	$5,544,643	$22,746,720	$15,462,902
Cost of goods sold	5,302,383	3,095,571	13,198,826	8,764,143
Gross profit	3,866,942	2,449,072	9,547,894	6,698,759

General and administrative expenses	612,006	336,455	1,992,963	755,722
Selling expenses	251,580	15,419	313,890	40,184
Income from operations	3,003,356	2,097,198	7,241,041	5,902,853

Other income (expense):
Interest expenses and bank charges	(77,334)	(15,488)	(186,307)	(44,711)
Subsidy income	9,142	132,035	222,409	132,035
Other income (expense)	9,209	(757)	(16,150)	8,344
Total other income (expense)	(58,983)	115,790	19,952	95,668

Income before income taxes	2,944,373	2,212,988	7,260,993	5,998,521
Income taxes	-	-	-	-
Net income	$2,944,373	$2,212,988	$7,260,993	$5,998,521

Basic and diluted weighted average shares	10,135,000	9,733,696	10,128,382	8,667,125
Basic and diluted earnings per share	$0.29	$0.23	$0.72	$0.69

Comprehensive income:
Net income	$2,944,373	$2,212,988	$7,260,993	$5,998,521
Unrealized foreign currency translation adjustment	675,322	350,735	1,136,741	417,956
Comprehensive income	$3,619,695	$2,563,723	$8,397,734	$6,416,477

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,260,993	$5,998,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,641,170	758,181
Gain on disposal of biological assets	(209,502)	-
Provision for doubtful accounts	112,640	-
Impairment on inventories	-	101,010
Stock-based compensation	237,926	-
Changes in operating assets and liabilities:
Accounts receivable	(800,332)	-
Inventories	(3,717,789)	(190,178)
Advances	(30,332)	(21,667)
Prepaid expenses	(130,548)	-
Other receivables	71,187	(53,652)
Due to An Puluo	742,376	-
Accounts payable and accrued liabilities	63,886	(192,243)
Deposits received	386,349	-
Net cash provided by operating activities	5,628,024	6,399,972

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to An Puluo	(1,077,337)	(400,000)
Purchase of plant and equipment	(4,828,899)	(4,369,845)
Deposits for purchase of equipment	(153,905)	-
Addition to construction in progress	(1,206,203)	-
Purchase of biological assets	(1,678,342)	(2,246,493)
Proceeds from disposal of biological assets	134,156	-
Payments for long-term prepaid expenses	(87,398)	-
Purchase of intangible assets	(780,135)	-
Net cash used in investing activities	(9,678,063)	(7,016,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from initial public offering	-	10,592,344
Offering expense of initial public offering	-	(1,180,784)
Due to related party	-	26,715
Proceeds from short-term loans	3,078,107	-
Net cash provided by financing activities	3,078,107	9,438,275

NET (DECREASE) INCREASE IN CASH	(971,932)	8,821,909
EFFECT OF EXCHANGE RATE CHANGES ON CASH	522,654	75,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,983,793	2,022,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,534,515	$10,919,523

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$117,332	$18,310
Income tax paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company, a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of the Company’s operations are conducted by Fengze and Tianzhili. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze and Tianzhili are collectively referred to herein as the “Company”, “we” and “us”.

Tianli Agritech, Inc. was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products through its retail operation. The Company operates eleven production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s stockholders from possible future foreign ownership restrictions, Fengze and all of the stockholders of Fengze (“Principal Stockholders”) entered into an entrusted management agreement with WFOE, which provides that WFOE will be fully and exclusively responsible for the management of Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of Fengze, which results in WFOE being the primary beneficiary of Fengze.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

As discussed in Note 19, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

On May 12, 2011, the Company acquired the eleventh farm from An Puluo Development Co. (“An Puluo”), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million.

On June 22, 2011, Fengze established a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili is intended to engage in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo commencing from the third quarter of 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights and biological assets, and assumptions used in assessing impairment for long-term assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management believes that the accounts receivable is fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required at September 30, 2011 and December 31, 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Plant and Equipment

The Company states plant and equipment at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized. When plant and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recorded as an operating expense. In accordance with US GAAP, the Company examines the possibility of decreases in the value of plant and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets with a residual value of 5% of plant and equipment.

Estimated useful lives of the Company’s assets are as follows:
Useful Life
Buildings	20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5-10 years

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these breeding hogs and the expenditures related to labor and materials to feed the breeding hogs until they become commercially productive and breedable are capitalized. When these breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). These breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.

Land Use Rights

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their lease terms.

The Company carries land use rights at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use rights when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2011 and 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. Starting from the quarter ended September 30, 2011, the Company also generates revenue from selling processed pork products to retailers.

Revenues generated from the sales of breeding and meat hogs and processed pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured.  Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time the hogs are sold.  Sold hogs and processed pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Collaborative Arrangements

The Company evaluates whether an arrangement is a collaborative arrangement under FASB ASC Topic 808, Collaborative Arrangements, at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.

The Company’s collaboration agreements with third parties are performed on a ‘‘best efforts’’ basis with no guarantee of either technological or commercial success.

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the cooperative agreements with An Puluo (see Note 15), the Company is the principal in the transaction and the Company records revenues when An Puluo sells the product and title passes to its customer. The Company and An Puluo share the profit from this cooperative business and all profit sharing to An Puluo are recorded as part of Cost of sales in the Company’s consolidated statements of income.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2011 and December 31, 2010.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the periods ended September 30, 2011 and December 31, 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of September 30, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.3549 per US dollar and RMB 6.5910 per US dollar as of September 30, 2011 and December 31, 2010, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the periods ended September 30, 2011 and 2010, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.4176 and RMB 6.4975 per US dollar for the three and nine months ended September 30, 2011, respectively, and RMB 6.7803 and RMB 6.8164 per US dollar for the three and nine months ended September 30, 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

As of September 30, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral is expected not to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 is expected not to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Index

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Accounts receivable	$802,736	$-
Less: Allowance for doubtful accounts	-	-
	$802,736	$-

Accounts receivable as of September 30, 2011 arose from sales of processed pork products to retailers pursuant to the new cooperative retail business with An Puluo (see Note 15).

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$1,523,375	$1,072,419
Work in process—biological assets	4,052,230	2,257,790
Infant hogs	3,115,902	1,489,596
Finished goods	106,040	-
	$8,797,547	$4,819,805

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2011 and December 31, 2010, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Finished goods included in the Company’s inventories were the processed pork products available to sell through the Company’s retail operation (see Note 15).

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 5—ADVANCES

The Company makes advances for materials or services Tianli uses in its operations. As of September 30, 2011 and December 31, 2010, advances to suppliers amounted to $95,736 and $1,036,765, respectively.

The balance as of December 31, 2010 included deposits of $404,811 and $545,455 for the purchase of imported breeding hogs and water waste treatment equipment, respectively. The remaining balance consisted largely of advances for feed and medical supplies.

NOTE 6—ACQUISITION DEPOSITS

On December 27, 2010, the Company entered into an agreement with An Puluo Food Corporation, Ltd. (“An Puluo”) regarding a hog farm in Hubei Province with an annual production capacity of approximately 20,000 hogs. Under the terms of this agreement, the Company made a deposit totaling $530,303 (RMB3,500,000) to An Puluo as of December 31, 2010.  The sale was completed on May 12, 2011 (see note 8).

NOTE 7—LOAN TO AN PULUO

As of September 30, 2011 and December 31, 2010, the Company had a loan to An Puluo of $1,101,512 and $0, respectively. The loan receivable was non-interest bearing, unsecured and due on demand.  Management expects that the loan will be collected within 12 months.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
Buildings	$17,336,461	$13,473,241
Vehicles	681,455	611,854
Office equipment	257,541	98,553
Production equipment	1,763,606	1,284,309
	20,039,063	15,467,957
Less: Accumulated depreciation	(3,046,918)	(2,113,578)
	$16,992,145	$13,354,379

On May 12, 2011, the Company acquired its eleventh farm from Au Puluo, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,019 (RMB11,216,518, also see Note 11) and plant and equipment of $469,477.

Depreciation expense was $836,056 and $499,044 for the nine months ended September 30, 2011 and 2010, and $309,804 and $180,527 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 9—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of September 30, 2011 and December 31, 2010, the construction in progress was $1,233,269 and $0, respectively.  Included in this amount were:

-	$778,659 for building up a new feed processing facility and the improvements of several of the Company’s hog farms; and

-
$454,610 funding to local independent farmers to construct small-scale hog farms. During the nine months ended September 30, 2011, the Company signed 7 joint development agreements, for a period of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. Pursuant to these joint development agreements, title to these small-scale hog farms belongs to the Company whereby the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2011, the Company has paid a total of $1.64 million to build these hog farms, including hog farms for 3 local cooperatives of $1.18 million which had been completed and put into plant and equipment and other hog farms for another 4 local cooperatives of $454,610 which were not yet complete or put into use as of that date.

According to the joint development agreements, each participating farmer paid deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm.  The deposit is amortized over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2011 and December 31, 2010, deposits received from farmers (see Note 17) were $395,018 and $0, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30, 2011	December 31, 2010
Breeding hogs	$5,546,469	$3,871,609
Less: Accumulated amortization	(1,048,276)	(431,356)
	$4,498,193	$3,440,253

Amortization expense of the biological assets for the nine months ended September 30, 2011 and 2010 was $738,898 and $247,478, respectively. Amortization expense of the biological assets for the three months ended September 30, 2011 and 2010 was $320,316 and $86,446, respectively.

NOTE 11—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land of the Company’s eleventh farm (see Notes 6 and 8). The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Long-term prepaid rental expenses	$1,849,993	$-
Others	10,966	-
	1,860,959	-
Less: Accumulated amortization	(45,340)	-
	$1,815,619	$-

Amortization expense for the nine months ended September 30, 2011 and 2010 was $33,716 and $0, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was $20,319 and $0 respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $91,389 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 12—LAND USE RIGHTS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Land use rights	$1,668,288	$839,459
Less: Accumulated amortization	(133,320)	(96,505)
	$1,534,968	$742,954

Amortization expense for the nine months ended September 30, 2011 and 2010 was $32,500 and $11,659, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was $11,288 and $3,907, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $43,667 per annum.

NOTE 13—SHORT-TERM LOAN

As of September 30, 2011 and December 31, 2010, the short-term loans are as follows:

	September 30, 2011	December 31, 2010
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by December 20, 2011, no collateral	$755,322	$728,266
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	3,147,178	-
	$3,902,500	$728,266

The Company paid $67,890 to Wuhan Agriculture Guarantee Co., Ltd. for providing the guarantee of the loan from Shanghai Pudong Development Bank. Amount of $67,890 and nil was recorded as interest expenses and bank charges for the nine months and three months ended September 30, 2011, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 14—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2011 and December 31, 2010, accounts payable and accrued liabilities are as follows:

	September 30, 2011	December 31, 2010
Accounts payable	$261,796	$129,256
Accrued professional services	169,982	-
Accrued payroll	61,632	-
Other taxes payable	25,118	7,280
Others	17,216	-
	$535,744	$136,536

NOTE 15—DUE TO AN PULUO

As of September 30, 2011 and December 31, 2010, amounts due to An Puluo are as follows:

	Note	September 30, 2011	December 31, 2010
Payable for purchase of finished goods	(a)	$134,217	$-
Profit sharing payable	(b)	17,624	-
Others	(c)	607,193	-
		$759,034	$-

On August 1 and August 30, 2011, the Company entered into a cooperative agreement and a supplemental agreement (the “Agreements”) with an unrelated processed pork producer, An Puluo, to pursue retail business, under an exclusive right, of An Puluo processed pork products. This cooperation will allow the Company to begin to brand their name, “Tianli An Puluo”, with upscale consumers in greater Wuhan City.

At the inception of the cooperative retail business, the Company evaluated the facts and circumstances specific to the arrangement and has determined that it is the principal participant, and accordingly costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.

(a)
According to the Agreements, the Company purchases processed pork products from An Puluo for retail sales in Wuhan City. During the quarter ended September 30, 2011, purchases of processed pork products from An Puluo were $983,733, and the payable to An Puluo for purchases of processed pork products was $134,217 as of September 30, 2011.

(b)
Also according to the Agreements, the Company and An Puluo share the net income of the cooperative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the nine and three months was $17,624, and was recorded as part of cost of sales in the Company’s consolidated statements of income. Profit sharing payable was $17,624 as of September 30, 2011.

(c)	As of September 30, 2011, the Company had a payable of $607,193 to An Puluo for various operating expenditures of the cooperative retail business paid by An Puluo on behalf of the Company.

The amounts disclosed above do not include transactions with third parties other than An Puluo, or other costs associated with the products under the collaborative arrangements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 16—ACQUISITION PAYABLES

Acquisition payables consist of the payables due as the result of the Company’s acquisitions of farm assets such as buildings, equipment, land use rights and prepaid expenses. Such purchases require initial payments to the seller of the assets upon the closing of the purchase, with subsequent payments due in the short term for the remaining balances.

Acquisition payables of $921,212 at December 31, 2010 were in relation to the acquisition of the tenth hog farm, which had been fully paid during the quarter ended March 31, 2011. Total consideration for the tenth hog farm was $1,471,212.

NOTE 17—DEPOSITS RECEIVED

As of September 30, 2011 and December 31, 2010, deposits received from farmers (see note 9) were $395,018 and $0, respectively.

NOTE 18—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $122,968 and nil as of September 30, 2011 and December 31, 2010, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 19—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of September 30, 2011 and December 31, 2010, it had 10,135,000 shares and 10,125,000 shares issued and outstanding, respectively.

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

On October 1, 2010, the Company granted 10,000 warrants to its investor relations consultant with an exercise price of $7.50 that will expire in October 2015.

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the three and nine months ended September 30, 2011, the amortization of these options amounted to $5,343 and $16,030, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

The Company also granted to its investor relation firm 44,000 shares of the Company’s common stock for services to be rendered up through October, 2011 pursuant to an agreement made in October 2010. The shares were valued at $234,080 and amortized over the service term. The amortization of this grant was $59,001 and $221,895 for the three and nine months ended September 30, 2011. In July 2011, the Company had issued 10,000 shares of 44,000 shares to the investor relation firm.

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

The table below provides the estimated fair value of the director options and placement agents warrants and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 19—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of September 30, 2011 and the activity during the nine months ended September 30, 2011.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2010	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011	26,000	$6.00	210,000	$7.21
Exercisable at September 30, 2011	17,333	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 4.18 years and 3.80 years, respectively. The market value of the Company’s common stock was $1.35 and $6.25 as of September 30, 2011 and December 31, 2010, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2011 was $0. The intrinsic values of the outstanding options and the warrants as of December 31, 2010 were $6,500 and $0, respectively.

NOTE 20—STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;

•
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•	Allocations to the discretionary surplus reserve, if approved by the stockholders;

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,320,091 and $1,510,423 as of September 30, 2011 and December 31, 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

 (Unaudited)

NOTE 21—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2011 and December 31, 2010, 86% and 78% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the nine months ended September 30, 2011, two customers accounted for 11.17% and 10.74% of the Company’s revenue, respectively. There were no other customers who accounted for more than 10% of the Company’s revenues for the nine months ended September 30, 2011 or 2010.

During the three months ended September 30, 2011 and 2010, there were no customers that accounted for more than 10% of the Company’s revenue.

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

Risk arising from contractual arrangements with Fengze

The Company conducts substantially all of its operations, and generates substantially all of its revenues, through contractual arrangements with Fengze that provide the Company with effective control over Fengze. The Company depends on Fengze to hold and maintain contracts with its customers. Fengze owns substantially all of the Company’s intellectual property, facilities and other assets relating to the operation of the Company’s business, and employs the personnel for substantially all of its business. Neither Tianli, nor HCS nor WFOE has any ownership interest in Fengze. Although WFOE’s contractual arrangements with Fengze are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing the Company with control over Fengze as direct ownership of Fengze would.

NOTE 22—GOVERNMENT SUBSIDIES

The Company received subsidies of $222,409 and $132,035 in the nine months ended September 30, 2011 and 2010, respectively, and $9,142 and $132,035 in the three months ended September 30, 2011 and 2010, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Government subsidies accounted for 3.06% and 2.20% of the Company’s net income in the nine months ended September 30, 2011 and 2010, respectively and 0.31% and 5.97% in the three months ended September 30, 2011 and 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 23—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company has two operating segments identified by products, “Hog Farming” and “Retail”. The hog farming segment consists of sales of our raised breeder hogs and raised market hogs that were sold to meat processors. Our retail segment consists of the selling of processed pork products through several major retailers.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Nine Months Ended September 30, 2011	Hog Farming	Retail	Consolidated
Segment revenues	$21,667,991	$1,078,729	$22,746,720
Inter-segment revenues	-	-	-
Revenues from external customers	$21,667,991	$1,078,729	$22,746,720
Segment income	$8,005,608	$26,436	$8,032,044
Unallocated corporate loss			(771,051)
Income before income taxes			7,260,993
Income taxes			-
Net income			$7,260,993
Other segment information:
Depreciation and amortization	$1,641,170	$-	$1,641,170

Nine Months Ended September 30, 2010	Hog Farming	Retail	Consolidated
Segment revenues	$15,462,902	$-	$15,462,902
Inter-segment revenues	-	-	-
Revenues from external customers	$15,462,902	$-	$15,462,902
Segment income	$6,191,597	$-	$6,191,597
Unallocated corporate loss			(193,076)
Income before income taxes			5,998,521
Income taxes			-
Net income			$5,998,521
Other segment information:
Depreciation and amortization	$758,181	$-	$758,181

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

Three Months Ended September 30, 2011	Hog Farming	Retail	Consolidated
Segment revenues	$8,090,596	$1,078,729	$9,169,325
Inter-segment revenues	-	-	-
Revenues from external customers	$8,090,596	$1,078,729	$9,169,325
Segment income	$3,126,256	$26,436	$3,152,692
Unallocated corporate loss			(208,319)
Income before income taxes			2,944,373
Income taxes			-
Net income			$2,944,373
Other segment information:
Depreciation and amortization	$661,727	$-	$661,727

Three Months Ended September 30, 2010	Hog Farming	Retail	Consolidated
Segment revenues	$5,544,643	$-	$5,544,643
Inter-segment revenues	-	-	-
Revenues from external customers	$5,544,643	$-	$5,544,643
Segment income	$2,406,064	$-	$2,406,064
Unallocated corporate loss			(193,076)
Income before income taxes			2,212,988
Income taxes			-
Net income			$2,212,988
Other segment information:
Depreciation and amortization	$270,880	$-	$270,880

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

As of September 30, 2011	Hog Farming	Retail	Consolidated
Total segment assets	$42,658,473	$883,199	$43,541,672
Other unallocated corporate assets			1,450,098
			$44,991,770

As of December 31, 2010
Total segment assets	$30,755,560	$-	$30,755,560
Other unallocated corporate assets			1,839,995
			$32,595,555

Index

 TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 24—COMMITMENTS AND CONTINGENCIES

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

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases,  management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine months ended September 30, 2011 and 2010 was $102,118 and $45,976, respectively. The net rental expense relating to the Company’s operating leases for the three months ended September 30, 2011 and 2010 was $60,029 and $18,357, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2011 under all non-cancelable leases for years ending December 31:

Operating Leases
2011 (for the fourth quarter)	$1,256
2012	$84,278
2013	$83,235
2014	$83,235
2015	$83,235
Thereafter	$2,635,259

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 24—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	September 30,	December 31,
	2011	2010
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$402,857	$-

Capital expenditures

The Company has been actively pursuing the acquisition of additional hog farms and upgrading its existing farms. As of September 30, 2011, the Company had deposited $778,659, included in construction in progress, for building  a new feed processing facility and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

The Company’s execution of the Enshi Black Hog program (see note 9) will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of September 30, 2011, the Company provided funds totaling $1.64 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

Environmental matters

Environmental laws and regulations to which the Company is subject mandate additional concerns and requirements of the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

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

The Company is not involved in any legal matters. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”), and has recently entered into an agreement that provides it with the ability to sell finished pork products through selected retail channels. We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of September 30, 2011, Fengze owned and operated eleven commercial farms in the Wuhan City area, as well as Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”) which operates in the Enshi City area. The tenth farm was acquired in December 2010, and has commenced operations. Once it attains full production, it is expected to have an annual operating capacity of 20,000 hogs. The eleventh farm was acquired in May 2011 and is expected to have an annual operating capacity of 20,000 hogs once it reaches full production. Tianzhili was incorporated in Enshi City area on June 22, 2011, and has commenced limited operations since then. Tianzhili will mainly produce and sell black hogs, and distribute pork products through An Puluo’s retail channel in Wuhan City and Enshi City.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In addition to breeding, raising and selling hogs, in August, 2011, we entered into a cooperative agreement to distribute processed pork products at retail in greater Wuhan City.

In an effort to significantly increase the scale of our operations,  we recently concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat.  The Company estimates that the price of Enshi black hog meat is currently approximately 35% above the price of typical lean pork meat.  The agreements also call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

Index

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.  We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction of up to 200 farms by the end of this year, of which over 75 farms have been completed and put into use as of September 30, 2011. The goal is to achieve a production capacity of 100,000 hogs during 2012 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies.  The price which we will pay the farmers is approximately the price at which typical lean white pork meat sells. The price at which black hog meat sells is currently 35% above the price of white hog meat.  We believe this will provide sufficient margin to us even if the relative prices change.

We believe that because this program offers many advantages to the participating farmers and the local governments, the number of farmers wanting to join the program will be significant ensuring the success of the program and will result in a significant increase in the volume of pork we sell. Enshi Autonomous prefecture is a relatively poor area of China. By joining this program participating farmers will benefit from our expertise in breeding and caring for hogs, and will be producing a breed which is generally considered superior to the meat of standard hogs. To develop our strain of black hog we will apply internationally recognized advanced molecular breeding strategies. The project will be supported by the Animal Husbandry Research Institution of Hubei, which has significant experience in hog breeding research.  Moreover, the Enshi Autonomous Prefecture government has determined to emphasize hog farming in China’s current five-year development plan (2011-2015), which should cause it to cooperate with us to make the project a success. Significantly, the local governments have agreed that we are the only company with which it will undertake a project such as this.

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

Index

Principal Factors Affecting our Results of Operations

Revenues

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the product both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date it is sold, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Commencing from the third quarter of 2011, we also received our revenue from Tianli An Puluo. On August 1, 2011 (and supplemental agreement signed on August 30, 2011), Fengze and An Puluo (an unrelated processed pork producer located in Enshi City) signed a cooperative agreement to pursue a retail business, under an exclusive right, of An Puluo processed pork products, under the brand name “Tianli An Puluo”, in greater Wuhan City. We are the principal participant of this collaborative arrangement and accordingly costs incurred and revenue generated from third parties of this business are recorded on a gross basis in our financial statements. According to the cooperative agreement, Fengzi and An Puluo will share the net profit (after tax) from this business on a ratio of 60% vs 40%.

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

Index

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

Contractual arrangements with Fengze. We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with Fengze that provide us with effective control over Fengze.  We depend on Fengze to hold and maintain contracts with our customers. Fengze owns substantially all of our intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither Tianli, nor HCS nor WFOE has any ownership interest in Fengze. Although WFOE’s contractual arrangements with Fengze are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing us with control over Fengze as direct ownership of Fengze would.

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs for sale, we incur a number of costs that represent the costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes expenses such as the amortization of the sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense, sewage charges and 40% sharing of An Puluo on the net income from the cooperative retail business of processed pork products.

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

Index

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

Number of farms. We have acquired or constructed a number of hog farms in the last several years. As we operate more farms, our administrative expenses tend to increase in dollars terms.

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. During the nine months ended September 30, 2011, we signed 7 joint development agreements, for a period of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to us.  Pursuant to these joint development agreements, title to these small-scale hog farms belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2011, we have paid a total of $1.64 million to build these hog farms, including hog farms for 3 local cooperatives of $1.18 million which had been completed and are in use and other hog farms for another 4 local cooperatives of $454,610 which were not yet completed or put into use as of that date.

Index

Comparison of the Results of Operations for the Three Months Ended September 30, 2011 and 2010

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2011	2010	Net Change	Change
Sales	$9,169,325	$5,544,643	$3,624,682	65%
Cost of goods sold	5,302,383	3,095,571	2,206,812	71%
Gross profit	3,866,942	2,449,072	1,417,870	58%
Selling, general and administrative expenses	863,586	351,874	511,712	145%
Income from operations	3,003,356	2,097,198	906,158	43%
Interest expense, net	(77,334)	(15,488)	(61,846)	399%
Subsidy income	9,142	132,035	(122,893)	(93%)
Other income (expense)	9,209	(757)	9,966	1316%
Net other expense	(58,983)	115,790	(174,773)	(151%)
Income before income taxes	2,944,373	2,212,988	731,385	33%
Income taxes	-	-	-	-
Net income	$2,944,373	$2,212,988	$731,385	33%

Revenues. Our revenues increased by $3,624,682 or approximately 65% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This growth was primarily the result of an 88% increase from sales of our market hogs and our retail sales beginning this quarter which contributed 12% of our revenues. We sold approximately 19% more market hogs in the third quarter of 2011 than in the same period of 2010, at an average price per hog that was approximately 58% higher than that in the comparable 2010 period. As a result, sales revenue attributable to market hogs increased by approximately 88%. Market hogs realized strong growth in sales in the third quarter of 2011, thus accounting for approximately 61% of sales revenue in the third quarter of 2011, up from 54% of sales revenue in the same period of 2010. This increase was offset by the weaker market demand at our breeder hog sales. We sold approximately 28% less breeder hogs in the third quarter of 2011 than we sold in the same period of 2010, at an average price per hog of 35% more than in the comparable 2010 period. As a result, sales revenue attributable to breeder hogs decreased slightly by approximately 3%. Our sales of breeder hogs decreased in part because the pork retail price in China during this quarter soared sharply which caused hog farmers to put purchases of  breeder hogs on hold for a possible reduction in  the pork retail price.
The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended September 30, 2011 and 2010.

Sales by Products

	Three Months Ended September 30,
	2011			2010
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	7,169	$348	$2,491,428	9,977	$257	$2,564,089
Market Hogs	18,350	$305	5,599,168	15,443	$193	2,980,554
Total	25,519	$317	$8,090,596	25,420	$218	$5,544,643

Index

	Three Months Ended September 30,
	2011			2010
	Metric Tons	Average Price/Metric Ton	Sales	Metric Tons	Average Price/Metric Ton	Sales
Processed pork products	220	$4,903	$1,078,729	-	$-	$-

Profit Margins. Our gross profit margins were 42% and 44% in the third quarter of 2011 and 2010, respectively. The impact of the increased cost of feed caused the decrease of our gross profit margin.

The gross margins for breeder hogs were 51% and 56% in the third quarter of 2011 and 2010, respectively, and the gross margins for market hogs was 41% and 34% in the third quarter of 2011 and 2010, respectively. The gross margin from our processed pork products sold through retail channels was 25% in the third quarter of 2011. The decrease of the gross margins for breeder hogs is mainly due to a greater mix of crossbred breeders sold in 2011 as compared to purebreds, which have a higher margin than the crossbreds. The increase of the gross margins for market hogs was mainly due to the increase of pork prices which had been pushed up as a result of a shortage in the supply of hogs in China.

Expenses. Selling, general and administrative expenses increased by $511,712 in the third quarter of 2011 as compared to the same period in 2010. The increase was primarily from $64,344 of stock-based compensation expense and $253,044 of selling, general and administrative expenses  from our retail segment that commenced operations in this quarter.

Net Other Expense. Net other expense decreased from  income of $115,790 for the three months ended September 30, 2010 to an expense of ($58,983) for the three months ended September 30, 2011, a net decrease of $174,773, which was primarily due to the decrease of $122,893 in the subsidy income received from the China government and an increase of $61,846 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. Revenues generated from our retail business cooperative with An Puluo are subject to 13% VAT rate.

Net Income. Our net income for the three months ended September 30, 2011 and 2010 was $2,944,373 and $2,212,988, respectively. The 33% increase in net income is primarily the result of increased revenues, arising from the higher unit price of market hogs and breeder hogs and increased sales volume of market hogs in 2011.

Index

Comparison of the Results of Operations for the Nine Months Ended September 30, 2011 and 2010

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2011	2010	Net Change	Change
Sales	$22,746,720	$15,462,902	$7,283,818	47%
Cost of goods sold	13,198,826	8,764,143	4,434,683	51%
Gross profit	9,547,894	6,698,759	2,849,135	43%
Selling, general and administrative expenses	2,306,853	795,906	1,510,947	190%
Income from operations	7,241,041	5,902,853	1,338,188	23%
Interest expense, net	(186,307)	(44,711)	(141,596)	317%
Subsidy income	222,409	132,035	90,374	68%
Other (expense) income	(16,150)	8,344	(24,494)	(294%)
Net other income	19,952	95,668	(75,716)	(79%)
Income before income taxes	7,260,993	5,998,521	1,262,472	21%
Income taxes	-	-	-	-
Net income	$7,260,993	$5,998,521	$1,262,472	21%

Revenues. Our revenues increased by $7,283,818 or approximately 47% for the nine months ended September 30, 2011 as compared to the same period in 2010. This growth was primarily the result of 19% and 43% increases in the average sales price for breeder hogs and market hogs, respectively. Together the slightly increased volume and sale prices of breeder hogs accounted for approximately $1,538,000 of the increased revenues and the higher prices of market hogs accounted for approximately $4,667,000 of the increased revenues. Additionally, our retail segment commenced this quarter and contributed approximately $1,079,000 to our sales.

Index

Comparing the number of hogs sold during the nine months ended September 30, 2011 and 2010, we had a 5% increase in the sales volume. However, the significant increases of our average prices per hog, 19% for breeder hogs and 43% for market hogs, compared with the 2010 period, resulted in a 25% sales increase for breeder hogs and 50% sales increase for market hogs. Our average price per hog increased because the Chinese government had forced some hog farms to close down due  to their improper use of certain chemical products in hog feed, causing a shortage in the supply of hogs in China and  the market price to soar.

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the nine months ended September 30, 2011 and 2010.

Sales by Products

	Nine Months Ended September 30,
	2011			2010
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	24,065	$322	$7,740,354	22,940	$270	$6,201,993
Market Hogs	52,063	$268	13,927,637	49,596	$187	9,260,909
Total	76,128	$285	$21,667,991	72,536	$213	$15,462,902

	Nine Months Ended September 30,
	2011			2010
	Metric Tons	Average Price/Metric Ton	Sales	Metric Tons	Average Price/Metric Ton	Sales
Processed pork products	220	$4,903	$1,078,729	-	$-	$-

Profit Margins. Our gross profit margins were 42% and 43% for the nine months ended September 30, 2011 and 2010, respectively.  The increased cost of feed caused the decrease of our gross profit margin.

The gross margins for breeder hogs were 49% and 57% in the nine month period of 2011 and 2010, respectively, and the gross margins for market hogs were 39% and 34% in the same period of 2011 and 2010, respectively. The decrease of the gross margins for breeder hogs is mainly due to a greater mix of crossbred breeders sold in 2011 as compared to purebreds, which have a higher margin than the crossbreds.

Expenses. Selling, general and administrative expenses increased by $1,510,947 in the nine month period of 2011 as compared to the same period in 2010. The increased expense included $237,925 of stock-based compensation expense, $112,640 of bad debt allowance, $253,044 of selling, general and administrative expenses derived from our retail segment which commenced operations in this quarter, and approximately $578,000 of general and administrative expenses incurred as a public company.

Net Other Income. Net other income decreased from $95,668 for the nine months ended September 30, 2010 to $19,952 for the same period of 2011, a net decrease of $75,716. This decrease was primarily due to an increase of $141,596 from interest expense, including a $67,890 guarantee service fee and an increase in interest expense of $74,158 related to the new bank loan obtained from Shanghai Pudong Development Bank in 2011 which was offset by an increase from governmental subsidy income of $90,374.

Index

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. Revenues generated from our retail business cooperative with An Puluo are subject to a 13% VAT rate.

Net Income. Our net income for the nine months ended September 30, 2011 and 2010 was $7,260,993 and $5,998,521, respectively. This 21% increase in net income is primarily the result of the increased revenues arising from the higher unit price of breeder hogs and market hogs in 2011.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of September 30, 2011.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2011 our working capital was $13,044,953 as compared to $12,999,228 at December 31, 2010, reflecting a slightly lower cash and cash equivalents balance of $7,534,515 as compared to $7,983,793. The components of this decrease in cash of $449,278 are discussed below.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$5,628,024	$6,399,972
Net cash used in investing activities	(9,678,063)	(7,016,338)
Net cash provided by financing activities	3,078,107	9,438,275
Exchange rate effect on cash	522,654	75,319
Net cash (outflow) inflow	$(449,278)	$8,897,228

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2011 totaled $5,628,024. Cash flow pertaining to operating activities included the Company’s net income for the first nine months of 2011 of $7,260,993, depreciation and amortization of $1,641,170, bad debt allowance of $112,640, stock-based expense of $237,926, an increase from accounts payable and accrued liabilities of $63,886 and due to An Puluo of $742,376, a decrease in other receivables of $71,187, and deposits collected from farmer of $386,349. These favorable factors were offset by a gain on disposal of biological assets of $209,502, an increase in inventory of $3,717,789 which was resulting from higher levels of hogs in the process of being matured to market weights and higher levels of raw material inventory, and an increase in accounts receivable of $800,332 derived from our retail segment which commenced operations in the third quarter of 2011.

Net cash provided by operating activities in the nine months ended September 30, 2010 totaled $6,399,972. Cash from operating activities mainly consisted of our net income for the first nine months of 2010 of $5,998,521, and depreciation and amortization of $758,181, partially offset by an increase in inventory of $190,178 and a decrease in accounts payable and accrued liabilities of $192,243.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 totaled $9,678,063. This included an advance of $1,077,337 to An Puluo, additions to construction in progress of $1,206,203 for establishing and upgrading hog farms, $4,828,899 of plant and equipment investments, $1,678,342 for additions to our breeder stock, $780,135 for the purchase of intangible assets, and long-term prepaid rents of $87,398, mainly from the purchase of assets of our eleventh hog farm.

Index

Net cash used in investing activities for the nine months ended September 30, 2010 totaled $7,016,338. This was primarily comprised of a $400,000 purchase deposit for a possible acquisition of the assets of a hog farm, $2,246,493 for the purchase of biological assets, and $4,369,845 which largely consisted of funds for completing the construction of the Company’s ninth farm and upgrading and improving the facilities of the existing hog farms.

Cash Provided by Financing Activities

For the nine months ended September 30, 2011, the Company obtained $3,078,107 proceeds from a new short-term bank loan which is payable by December 20, 2011.

For the nine months ended September 30, 2010, net cash provided by financing activities was $9,438,275. The activities were comprised of the net proceeds from the Company’s July 19 initial public offering of $10,592,344, less the related expenses of $1,180,784.

Commitments for Capital Expenditures

We have been actively pursuing the acquisition of additional hog farms and upgrading our existing farms. As of September 30, 2011, the Company had deposited $1,233,269 for building a new feed processing facility and the improvement of several of our existing hog farms. The remaining amount due will be paid upon completion. The construction is expected to be completed before the end of 2011.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of September 30, 2011, we provided funding totaling $1.64 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

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

Index

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

TIANLI AGRITECH, INC.

November 14, 2011	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ BIHONG ZHANG
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)