Form 10-K
period 2011-12-31
Tianli Agritech, Inc.
filed 2012-03-15
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Hubei Province, China 430010
 (Address of principal executive offices)   (Zip code)

Issuer's telephone number, including area code: (+86) 27 8274 0726

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, $0.001 par value	Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:
(Title of class): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $16,484,138, based upon a closing price of $2.37 per common share on June 30, 2011. At March 13, 2012, the registrant had outstanding 10,135,000 common shares.

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

Index

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Tianli Agritech, Inc. (“Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“WFOE”); our affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which WFOE controls by virtue of contractual arrangements; and our affiliated entity, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”), which is wholly owned by Fengze.

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2011 at RMB 6.35 to $1.00 as compared to RMB 6.60 to $1.00 at December 31, 2010. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2011 and the year ended December 31, 2010 were RMB 6.45 and RMB 6.76, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Index

PART I

Item 1. Business

Our Company

Our Company is in the business of breeding, raising, and selling hogs in the People’s Republic of China. We operate our business through contractual arrangements between our wholly-owned subsidiary, WFOE, and our variable interest entity, Fengze and its wholly owned subsidiary, Tianzhili. Our efforts are focused on growing healthy, hearty hogs for sale for breeding and meat purposes. We believe our location in Hubei and our investment in breeding and farming technology position us well to reach these goals.

Fengze entered the hog breeding and production business in 2005 when it built its first hog farm. Fengze now currently owns and operates eleven commercial farms in Wuhan. Our farms, in the aggregate, will have an annual production capacity of approximately 170,000 hogs when the most recently acquired tenth and eleventh farms reach full capacity. We conduct genetic, breeding and nutrition research to improve our hog production capabilities. Our animal nutrition research consists of the development of a premix we feed our hogs. In coordination with a local institute, we developed this product to improve our feed to meat conversion ratio, thus reducing our feed costs, and to improve the health of our hogs.

We currently derive our revenues from hog farming. We believe we have developed a reputation for quality in our market by investing in high quality breeding stock and in technology to improve the health of our hogs by, for example, using temperature controls to increase comfort and to speed piglet rearing, and by creating a biofeed premix that has improved our success in growing hogs while reducing costs. We believe we have a reputation for low pollution by virtue of receiving a certificate of pollution-free agricultural product from Hubei province. We believe we have a reputation for low-additive pork products as a result of the use of our biofeed premix, which allows us to reduce our reliance on antibiotics, and by efforts we have undertaken to reduce disease risks among our hogs that do not require chemicals, such as maintaining geographic separation between our farms to prevent cross-contamination.

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and which produces up to 20,000 hogs annually at full production. This farm had reached full production capacity but is now below full capacity due to food contamination which occured at a number of our farms in late 2011.

On May 12, 2011, we completed the acquisition of our eleventh farm from An Puluo Food Processing Co., Ltd. (“An Puluo”), located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. This farm will produce up to 20,000 hogs annually once it reaches full production. We paid a total of approximately $2.2 million for the rights to the land, structures and equipment.

On June 22, 2011, Fengze established its wholly owned subsidiary, Tianzhili. Tianzhili is engaged in the business of raising black hogs in conjunction with local farmers near Enshi City, Hubei Province. Tianzhili will sell black hogs to An Puluo or other slaughter houses.

Index

Corporate Information

Our principal executive office is located at Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and Fax number is (+86) 27 8274 0906. Our website address is www.tianli-china.com.

Our Corporate Structure

Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Tianli owns all of the outstanding capital stock of HCS, which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China and is wholly owned by Fengze. WFOE has entered into a series of control agreements with Fengze and all of the owners of Fengze, which agreements allow WFOE to control Fengze. Through our ownership of HCS, HCS’ ownership of WFOE and WFOE’s agreements with Fengze, we believe that Tianli controls Fengze and therefore, we consolidate the results of operations of Fengze’s with ours as a variable interest entity.

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

Industry and Market Background

China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of the world’s pork production and consumption for more than five years. Not only does China consume more pork than any other country, Chinese per-capita pork consumption is among the highest in the world, as pork is China’s most popular meat. In terms of meat consumption in China, during the past 10 years, the annual per-capita pork consumption increased 20.5%. It is expected that in 2020, pork consumption will account for approximately 55% of total Chinese meat consumption, while poultry will represent approximately 23%, according to the China Animal Agriculture Association. According to the National Statistics Bureau of China, in 2011 China consumed over 50.5 million tons of pork, a reduction of 0.4% from the amount consumed in 2010. In 2011; the retail price of pork has increased 37% from its price in 2010.

Consumption of pork per person in China has grown from 31.2 kilograms in 2000 to an estimated 38.7 kilograms per person in 2011. The USDA said it expects China's pork consumption in 2012 to rise 4% from 2010's level of consumption.

Index

Because pork represents such a large portion of the meat consumed by Chinese, both national and local governments have adopted policies and taken actions in an effort to balance the desire of consumers for low prices against the farmers’ need to operate profitably while seeking to increase the efficiencies of the industry. The Chinese government has established a national pork reserve program to balance the market demand and supplies of pork and to keep the price of pork stable. For example, in 2009, ministries of the PRC entered the market and purchased pork to increase its price to what they perceived to be an appropriate level.  Alternatively the government could decide to take steps to reduce the price of pork. We cannot predict what policies the government may choose to adopt in the future.  Nevertheless, as food makes up a large portion of the budget for many Chinese families, we anticipate the government is likely to remain involved in the development of the pork industry. Even though the central government periodically supports an artificial floor price with its strategic pork reserves, there is no guarantee that this support will continue in the future. If such support is terminated, our industry could see fluctuations in the price of pork, which could dramatically affect our operations.

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

In 2011, we sold approximately 29.82% of our hogs as breeder hogs, which are predominately females, approximately 61.28% as market hogs, and approximately 8.90% as retail pork products. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weight about 220 – 240 pounds.

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

We seek to avoid the use of what we view as excessive amounts of antibiotics in our hogs. After years of research and development in cooperation with our consultant, Professor Ming Li of China Central Teachers University, we have developed our own premix, which we use instead of commercially available biofeed premixes. Our premix contains no antibiotics and, according to testing by Hubei Province Import and Export Commodity Inspection and Quarantine Bureau, our pork products test negative for drug residues and meet the industry limits for heavy metals.

By developing our own premix, we reduced our feed costs. Our premix adds live microbes to swine feed, which we believe result in better absorption of feed and a generally healthier intestinal system. Better absorption of feed results in lower waste and we believe that we have realized a 10% to 12% reduction in feed costs as a result. In addition, because these bacteria improve the hogs’ health, we have seen savings on drug costs of approximately RMB 10 (approximately $1.50) per hog.

Our Hog Farms

Fengze built its first hog farm in 2005. In 2006, Fengze purchased the land rights, farm structures and related equipment and inventory of five additional hog farms from separate sellers. In 2008, Fengze built one hog farm and acquired land rights, long-lived assets and inventory of another. In 2009 Fengze constructed its ninth hog farm. This farm will have an annual capacity of 20,000 hogs once it attains full production level. In December 2010, Fengze completed the acquisition of the assets of a tenth farm, the Hengdian Farm, which produces up to 20,000 hogs annually when at full production. In May 2011, we completed the acquisition of our eleventh farm. This farm will produce up to 20,000 hogs annually once it reaches full production. Our tenth farm reached full production during 2011. During the fourth quarter of 2011, several of our farms, including the tenth farm, were not operating at full capacity due to the receipt of contaminated food stock that resulted in diseased hogs that required disposal, causing these farms to fall below full capacity as of December 31, 2011.

At present, we, through Fengze, operate six hog farms with an annual capacity of 20,000 hogs each and five hog farms with an annual capacity of 10,000 hogs each.

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

•
We expect to continue to acquire or construct hog farms.  We expect to focus on constructing new black hog rearing facilities in accordance with our joint development agreements with several cooperatives in Enshi Autonomous Prefecture in Hubei Province.

•
We intend to develop our sow replacement program to continually replace less-productive sows with more productive ones. It requires significant effort to identify, track and measure the attributes of our breeder hogs. We have found that the more data we capture, the greater the rewards of our breeding program and the more successful we are in implementing sow replacement strategies, with resulting improvement in operations.

•
We will position our brand image in order to command a premium for branded meat products at retail if we decide to supply pork products to selected existing third party retail outlets. We have registered the trademark “Tianli An Puluo” for pork products. As a result of the recognition we have received for our products in Wuhan, we believe this trademark will be valuable and may allow us to charge a premium price for Fengze’s products if and when we distribute pork to retail operators. If we elect to supply pork products to retailers, we expect to utilize third party processing plants rather than acquire and operate one ourselves.

Index

Principal Suppliers

The following are the principal suppliers we rely upon to obtain raw materials for hog feed and veterinary supplies. We believe the materials provided by these suppliers are widely available and do not anticipate that we would be unable to obtain these materials from other suppliers in the event they are unable or unwilling to supply our needs.

Supplier	Item
Wuhan Zhu Brothers Feed Technology Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Wuhan Maozhu Agritech Research Co., Ltd.	Feed supplies

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 51% and 64% of our purchase of inventories in 2011 and 2010, respectively. We are not subject to any long-term agreement with Wuhan Zhu Brothers. All purchases are on a “spot” basis and are not subject to long terms agreements.

Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 13% of our purchases of inventories during 2011.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2011, our research and development team consisted of 49 employees. These research and development employees do not work exclusively on research and development and participate in other general administrative functions of the Company. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2011 and 2010, we spent $98,053 and $66,286, respectively, on research and development activities.

Sales and Marketing

Purchasers come to our farms to purchase breeder and market hogs. The purchasers of breeder hogs consist of farmers who purchase for their own accounts and brokers who sell the hogs to other hog farms. The purchasers of market hogs include slaughterhouses and brokers who sell the hogs to slaughterhouses. Purchases are paid for at the time of the sale. Purchasers are responsible for transporting hogs from our farms. In this way, we have been able to reduce our transportation costs and risks associated with delivering hogs. Return of product is not permitted.

Index

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

We believe that Wuhan has 75 farms with annual production capacities of at least 10,000 hogs and, of these, 21 farms have annual production capacities of at least 20,000 hogs. Inclusive of the farms in Wuhan, we believe that Hubei province has approximately 439 hog farms with annual production capacities of 10,000 or more hogs. We believe our annual capacity of approximately 170,000 hogs as of December 31, 2011 makes us one of Hubei province’s largest hog farming companies.

Customers

Our five largest customers collectively represented approximately 25% and 35% of our sales for the years ended December 31, 2011 and 2010, respectively. There were no customers who represented more than 10% of our sales in 2010.

In 2011, the customers that accounted for more than 10% of our revenues were:

Client’s Name	Percentage of Revenues in Year ended December 31, 2011
Wuhan Mingxiang Meat Factory Co., Ltd.	13%
Huangpi Hengdian Slaughtering Center	12%

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

Index

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

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterpart is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be valid. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making loans to our subsidiary or VIE..

Dividend Distribution. The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Index

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

Index

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

Intellectual Property Rights

Trademarks. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to all of the world’s major intellectual property conventions, including:

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

We, through Fengze, have used “Hanxi” for years on swine products. In 2009, Fengze applied for and registered “Hanxi” as a trademark with China’s SAIC Trademark Office, in Class No. 31, which relates to live animals, live poultry, live fish, trees, cereals, plants, fresh fruits, fresh vegetables, fodder and crustaceans. The registration is valid from April 21, 2009 to April 20, 2019. As a registered trademark “Hanxi” is exclusively owned by Fengze for products within the range limited by Class No. 31; any identical or similar trademark may not be used on commodities involved in Class No. 31. Fengze does not currently own any trademark on “Hanxi” outside of Class No. 31. In the event of trademark infringement, the SAIC has the authority to fine the infringer and to confiscate or destroy the infringing products. In addition to actions taken by SAIC, Fengze would be entitled to sue an infringer for compensation.

On August 1 and August 30, 2011, we entered into a collaborative agreement and a supplemental agreement (the “Agreements”) with An Puluo Food Processing Co., Ltd. (“An Puluo”) to pursue retail business. Pursuant to the Agreements we are allowed to apply to register “Tianli An Puluo” as a exclusive trademark with China’s SAIC Trademark Office. We began to use “Tianli An Puluo” at our retail sales departments in local major supermarkets in greater Wuhan City.

Index

In accordance with our collaborative agreement with An Puluo, we were able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, we are permitted to retail their pork products. The owners of these retail facilities are responsible for collection of all retail sales made by us. These retail facilities are responsible for remitting to us the sales that they collect on behalf of us, less any fees for operating a retail operation in their facility.

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

Index

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

Fengze has incurred, and we will continue to incur, capital and operating expenditures to comply with these laws and regulations. We typically expend approximately $150,000 or more to construct hog waste systems at each hog farm we build and there are also ongoing expenses to comply with environmental regulations. If we were to build a farm, or purchase a farm without the necessary waste equipment, we would expect to spend $150,000 or more in connection with such farm for environmental compliance purposes in addition to ongoing maintenance.

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

Index

Employees

As of December 31, 2011, we had approximately 466 employees, of whom 411 were full-time employees. All of our employees are based in China. Of the total, 8 were in management and administration, 11 were farm managers, 11 served as deputy farm managers, 49 were in technical support (including the research and development staff, and veterinarians located on the farms), 30 were engaged in administration, and 302 were in farming. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Risks Related to Our Industry

If there are any interruptions to or a decline in the amount or quality of our breeding stock or feed components, our production or sales could be materially and adversely affected.

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

We believe pork products have strong growth potential in the PRC and, accordingly, we have acquired farms. If the pork market in the PRC does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy, and our results of operation may be adversely affected.

Index

We may be unable to maintain our profitability in the face of a consolidating retail environment in the PRC.

We sell substantial amounts of our hogs to slaughterhouses, which sell to smaller retailers and supermarkets and large retailers. The supermarket and food retail industry in the PRC has been and is expected to continue consolidating.

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

An occurrence of serious animal diseases or any outbreak of other animal epidemics in the PRC might result in material disruptions to our operations, to the operations of our customers or suppliers or a decline in our industry or a slowdown in economic growth in the PRC and surrounding regions, any of which could have a material adverse effect on our operations. In 2007, tens of millions of pigs were killed in China as a result of Blue Ear disease, which resulted in inflation in pork prices and affected 25 of China’s 33 provinces. While we take measures at each of our farms to prevent the outbreak of disease, there can be no assurance that our facilities or products will not be affected by an outbreak of disease in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.
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

Index

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

Index

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

We have a limited operating history. Fengze and WFOE were established in 2005, and HCS and Tianli were established in 2009. Additionally we have been a US public company only since July 2010. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by new companies in evolving markets such as the growing market for pork products in the PRC. Some of these risks and uncertainties relate to our ability to:

•	produce breeder hogs that will be responsive to the needs of other hog farmers;

•	attract additional customers and increased spending per customer;

•	increase awareness of the quality of our hogs and to continue to develop customer loyalty;

•	respond to competitive actions of other hog farmers;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel;

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

Index

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for capital expenditures, working capital and other general corporate purposes; and

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

We may need to rely on the credit markets, particularly for short-term borrowings from banks within the PRC, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the credit and capital markets could adversely affect our ability to draw on short-term bank facilities. Further, our access to funds under any such credit facilities is dependent on the ability of banks that are parties to those facilities to meet their funding commitments, which is dependent on governmental economic policies in the PRC. Banks that choose to enter into agreements with us may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Index

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

Index

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

Index

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

Over the last six years, we constructed or acquired eleven farms in Wuhan City. Our growth strategy includes the continued expansion of our annual hog production, largely by constructing black hog rearing facilities with local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

Index

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

Index

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

We could face material and adverse tax consequences if the PRC tax authorities determine that WFOE’s contractual arrangements with Fengze were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment, or if they determine that the Company has not complied with the arrangements. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of expenses recorded by Fengze, which could adversely affect us by increasing Fengze’s tax liability if Fengze was no longer exempt from Chinese income taxes at some future date without reducing WFOE’s tax liability, which could further result in late payment fees and other penalties to Fengze for underpaid taxes.

Index

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

Index

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

Index

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

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2011 and prior years.

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

Index

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

Index

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

Index

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

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 13, 2012, we had outstanding an aggregate of 10,135,000 common shares. Of those shares, all but those owned by our affiliates, are freely transferable without restriction or further registration under the Securities Act. The shares held by our affiliates may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Index

Our chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Hanying Li, our chairwoman and chief executive officer, beneficially owns approximately 26% of our outstanding common shares. In addition our employees, officers and/or directors, directly or indirectly, in the aggregate, beneficially own approximately 31 % of our outstanding shares.  As a result, these individuals and, in particular Ms. Li, possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if our chief executive officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our chief executive officer, who owns approximately 26% of our outstanding common shares, or another significant employee owning a significant number of common shares were to pledge her or his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Index

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

Item 2. Properties

We currently operate eleven hog farms within the Wuhan City area. We also maintain a separate headquarters office in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm currently operating contains approximately 80 acres and has an annual capacity of 20,000 hogs.

These farms are generally located on lands that we lease from farming associations. Under Chinese law, the traditional farmers, represented by local farming authorities, are able to lease this land to us to develop for agricultural purposes. The commercial leases are held for periods of between 20 and 50 years, depending on the local farming authority.

Index

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite F, 23rd Floor Building B, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	Company Owned	2,800 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 2 (annual capacity 10,000 hogs)	Nanyan Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	25 years (January 1, 2007 - December 31, 2032)	14.17 acres

Farm 3 (annual capacity 10,000 hogs)	Qunyi Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	30 years (January 1, 2009 - January 31, 2039)	15.65 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 8 (annual capacity 20,000 hogs)	Qianjin Village, Yuxian Town, Caidian District, Wuhan, Hubei	50 years (January 18, 2009 - January 31, 2059)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs once operating capacity is reached)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

Index

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

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Global Market since July 20, 2010, under the symbol “OINK.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares for the periods indicated as reported by finance.yahoo.com.

	High	Low
Quarter Ended September 30, 2010	$5.35	$3.66
Quarter Ended December 31, 2010	$8.00	$4.05
Quarter Ended March 31, 2011	$7.34	$3.90
Quarter Ended June 30, 2011	$4.25	$2.01
Quarter Ended September 30, 2011	$2.95	$1.22
Quarter Ended December 31, 2011	$2.39	$1.23

Holders

On March 1, 2012, there were approximately 1,200 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Index

Recent Sales of Unregistered Securities

There have not been any sales of unregistered securities which have not previously been reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has recently entered into an agreement that provides it with the ability to sell finished pork products through selected retail channels. We control Fengze, pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, WFOE. Fengze mainly produces and sells hogs for breeding stock and slaughter. As of December 31, 2011, Fengze owned and operated eleven commercial farms in the Wuhan City area.  Fengze’s tenth farm was acquired in December 2010 and its eleventh farm was acquired in May 2011. Once they achieve full production, each of these farms will have an annual operating capacity of 20,000 hogs. In addition, Fengzi owns Tianzhili which operates in the Enshi City area. Tianzhili mainly raises and sell black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black pork products through our retail business unit which we operate in conjunction with An Puluo based on a collaborative agreement entered into in August 2011 which allows us to sell pork products in supermarkets around Wuhan City. Pursuant to such Agreement, we retain 60% of the retail net income and h An Puluo receives 40% of the net income. Currently, we are selling our pork products under the brand name “Tianli An Puluo” in over 50 supermarkets in greater Wuhan City, including, Wal-Mart, Zon 100, and RT Mart.

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

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.  We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us. To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year. By the end of 2011 we had funded and completed the construction of 125 farms for local farmers and we envision that we will fund and construct up to an additional 183 farms by the end of this year. The goal is to achieve a production capacity of 100,000 hogs during 2012 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

Index

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

In addition to the advantages of this program, we believe that some of the risks typical to hog farming will be minimized. For example, because individual farms will be relatively small and decentralized, and under strict supervision to employ disease control methods we determine appropriate, the risk of disease should be lower than on traditional farms, Further, if a farm were to develop a problem, it should not spread since the farms are decentralized in the Prefecture’s mountainous region. In addition, because of the emphasis being placed on this project by the local government, we anticipate a high level of cooperation from the farmers who are being given the opportunity to profit from what is otherwise communal land.

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

Index

Principal Factors Affecting our Results of Operations

Revenues and Incomes

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the product both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date it is sold, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations so that a significant portion of its sales are represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Commencing in the third quarter of 2011, we also began to derive revenue from retail sales of pork products through our collaborative arrangement with An Puluo. In August 2011, Fengze and An Puluo signed a collaborative agreement whereby we received the right to sell processed pork products at retail under the brand name “Tianli An Puluo” in greater Wuhan City. We are the principal participant in this collaborative arrangement and accordingly costs incurred and revenue generated is recorded on a gross basis in our financial statements. According to the collaborative agreement, Fengzi and An Puluo share the net profit (after tax) from this business on a ratio of 60% vs 40%.

Factors Affecting Revenues

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included elsewhere in this Form 10-K

Consumer demand for pork products. Consumer demand for pork products is closely linked to the performance of the general Chinese economy and is sensitive to business and personal discretionary spending levels.

Declines in consumer demand may occur as a result of adverse general economic conditions. Lower consumer confidence and changes in consumer preferences for pork as compared with other meats can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles can subject our revenues to volatility.

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

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired or built eleven hog farms. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow.

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

Contractual arrangements with Fengze. We conduct substantially all of its operations, and generate substantially all of our revenues, through contractual arrangements with Fengze that provide us with effective control over Fengze.  We depend on Fengze to hold and maintain contracts with our customers. Fengze owns substantially all of our intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither Tianli, nor HCS nor WFOE has any ownership interest in Fengze. Although WFOE’s contractual arrangements with Fengze are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing the Company with control over Fengze as direct ownership of Fengze would.

Index

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

Index

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. During the year ended December 31, 2011, we signed 7 joint development agreements, generally for periods of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow the black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. With respect to three of the cooperatives, we have purchased $1.82 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of December 31, 2011. With regard to four of the cooperatives, we have purchased $2.45 million of hog rearing facilities and equipment that has not been completed and is not operational and is included in construction in progress as of December 31, 2011.

Index

Comparison of the Results of Operations for the Years Ended December 31, 2011 and 2010

All amounts, other than percentages, in U.S. dollars

	For Year Ended December 31,			Percentage of
	2011	2010	Net Change	Change
Sales	$31,437,795	$21,279,164	$10,158,631	47.74%
Cost of goods sold	20,048,000	12,097,076	7,950,924	65.73%
Gross profit	11,389,795	9,182,088	2,207,707	24.04%
Selling, general and administrative expenses	3,157,505	1,194,999	1,962,506	164.23%
Income from operations	8,232,290	7,987,089	245,201	3.07%
Interest expense, net	(181,221)	(31,388)	(149,833)	477.36%
Subsidy income	233,928	221,897	12,031	5.42%
Other expense	(188,863)	(18,926)	(169,937)	897.90%
Net other income (expense)	(136,156)	171,583	(307,739)	(179.35%)
Income before income taxes	8,096,134	8,158,672	(62,538)	(0.77%)
Income taxes	-	-	-	n/m
Net income	$8,096,134	$8,158,672	$(62,538)	(0.77%)

Revenues. Our revenues increased by $10,158,631 or approximately 47.74% in the year ended December 31, 2011 as compared to the year ended December 31, 2010. This growth was primarily the result of a 55% increase in sales of our market hogs and sales of $2.8 million derived from our retail operations which only began in 2011 yet comprised nearly 9% of our revenues for the year. We sold approximately 10% more market hogs in 2011 than in 2010, at an average price per hog that was approximately 41% higher than that in 2010. As a result, sales revenue attributable to market hogs increased by approximately 55%. Market hogs realized strong growth in sales in 2011, thus accounting for approximately 61% of sales revenue in 2011, up from 58% of sales revenue in 2010. This increase was offset by the weaker demand for our breeder hogs. We sold approximately 10% less breeder hogs in 2011 than we sold in 2010, at an average price per hog 18% above the price per hog in 2010. As a result, sales revenue attributable to breeder hogs slightly increased by approximately 6%. Our sales volume of breeder hogs decreased in part because the pork retail price in China soared sharply during 2011 which caused hog farmers to put purchases of breeder hogs on hold fearing a reduction in the pork retail price.

Index

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the years ended December 31, 2011 and 2010.

Sales by Products

	For the Year Ended December 31,
	2011			2010
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	29,654	$316	$9,374,312	33,003	$268	$8,846,438
Market Hogs	71,946	$268	19,264,123	65,295	$190	12,432,726
Total	101,600	$282	$28,638,435	98,298	$216	$21,279,164

	For the Years Ended December 31,
	2011			2010
	Metric Tons	Average Price/Metric Ton	Sales	Metric Tons	Average Price/Metric Ton	Sales
Processed pork products	609	$4,597	$2,799,360	-	$-	$-

Profit Margins. Our gross profit margin decreased to 36% in the year 2011 from 43% in 2010. This decrease in our profit margin reflected the impact of the increased cost of feed and the start-up of our retail operations which operate at a lower margin than our hog production business. Also, in the fourth quarter of 2011, food contamination at several hog farms cost the Company approximately $1,246,000 from lost diseased hogs.

The gross margins for breeder hogs were 47% and 59% in the years 2011 and 2010, respectively, and the gross margins for market hogs were 32% in the years 2011 and 2010, respectively. The gross margin from our processed pork products sold through retail channels was 33%. The decrease of the gross margins for breeder hogs is mainly due to a greater mix of crossbred breeders sold in 2011 as compared to purebreds, which have a higher margin than crossbreds. The increase of the gross margins for market hogs was mainly due to the increase of pork retail prices which have been pushed up as a result of a shortage in the supply of hogs in China.

Expenses. Selling, general and administrative expenses increased by $1,962,506 in 2011 as compared to 2010. The increase was primarily the result of $255,454 of stock-based compensation expenses for shares issued to our investment relationship consultants and our directors, $812,500 of general and administrative expenses incurred as a public company, and $606,000 of selling, general and administrative expenses from our retail segment that commenced operations in the third quarter of 2011.

Index

Net Other Income (Expense). Net other income (expense) decreased from $171,583 of net other income for 2010 to ($136,156) of net other expense for 2011, a net decrease of $307,739. This decrease was primarily due to an increase of $149,833 in interest expense and an increase of $163,002 from a one-time financing service fee to obtain loans from banks which is included in other expense.

Income taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. Revenues generated from our retail business cooperative with An Puluo are subject to a 13% VAT rate.

Net Income. Our net income for the years ended December 31, 2011 and 2010 was $8,096,134 and $8,158,672, respectively. The slight 0.77% decrease in net income was primarily the result of inflated feed costs offset by increased sales price for breeder and market hogs. The increased price received for breeder and market hogs was sufficient to offset the cost associated with food contamination which occurred in the fourth quarter of 2011 which cost us approximately $1,246,000 in lost hogs.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of December 31, 2011.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2011 our working capital was $11,865,004 as compared to $12,999,228 at December 31, 2010, reflecting a decrease in cash and cash equivalents balances to $6,518,533 at the end of 2011 as compared to $7,983,793 at the end of 2010. The December 31, 2010 balance included the benefit of proceeds from our July 19, 2010 IPO. The components of cash flows are discussed below.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$6,692,815	$7,153,139
Net cash used in investing activities	(14,399,554)	(9,943,109)
Net cash provided by financing activities	5,139,018	8,540,180
Exchange rate effect on cash	1,102,461	211,288
Net cash (outflow) inflow	$(1,465,260)	$5,961,498

Cash Provided by Operating Activities

Net cash provided by operating activities in the year ended December 31, 2011 totaled $6,692,815. Cash from operating activities mainly consisted of our net income for the year of  $8,096,134, supplemented by non-cash expenses of depreciation and amortization of $2,248,593, amortization of prepaid rental expense of $201,339 and stock-based compensation of $255,454, and a decrease in advances to suppliers of $1,001,973, and an increase in accounts payable and other payables of $763,331, and partially offset by an increase in accounts receivable of $978,788 and an increase in inventories of $4,848,421. Our increase in accounts receivable reflects the opening of our retail business which started in the third quarter of 2011. Sales to local supermarkets were made on terms of 30 to 45 days. The increase in inventories was in part due to the increase in the number of hogs resident in the farms and a decision to increase our supplies of feed to insure availability and to purchase before further increases in cost.

Index

For the year ended December 31, 2010, cash provided by operations totaled $7,153,139. Cash from operating activities mainly consisted of our net income for 2010 of $8,158,672, supplemented by depreciation and amortization of $1,124,874, partially offset by an increase in inventory of $1,345,473 and a decrease in accounts payable of $222,172. This increase in inventory was in part due to the increase in the number of hogs resident in the farms and a decision to increase our supplies of feed to insure availability and to purchase supplies before further increases in cost.

Cash Used in Investing Activities

Net cash used in investing activities for 2011 totaled $14,399,554. This included an advance of $1,084,363 to An Puluo, additions to construction in progress of $3,152,428 for establishing and upgrading hog farms, including hog farms for small farmers in the black hog program, $4,606,733 of plant and equipment investments, $1,923,470 for additions to our breeder stock, $785,223 for the purchase of intangible assets, and long-term prepaid rents of $1,906,343, mainly from the purchase of assets of our eleventh hog farm.

During 2010, we used $9,943,109 in investing activities. This included $5,399,050 of plant and equipment investments, which included disbursements of $1,793,921 to the previous owners of farms that the Company had acquired in prior years, $2,011,890 for the construction of and related equipment for farm #9, $550,000 as a partial payment for farm #10, and upgrades of the facilities of other farms. In addition, there were $3,195,574 of additions to our breeder stock, $530,303 as a deposit for the potential acquisition of a new farm, and $818,182 of advances made for upgrading the recently acquired 10th farm and the acquisition of some water waste system equipment.

Cash Provided by Financing Activities

During 2011, the Company obtained $4,647,272 in proceeds from new short-term bank loans which are due by May 31, 2012 and November 22, 2012.

During 2010, net cash provided by financing activities was $8,540,180, which reflects the net proceeds, less related expenses, of $9,158,260 from our IPO, and the repayment of the $662,460 advance previously provided by our Chairwoman.

Index

Commitments for Capital Expenditures

We have been actively pursuing upgrading our existing farms and expansion of our joint development agreement and collaborative agreement. As of December 31, 2011, the Company had deposited $750,992 for building a new feed processing facility, a new refrigerator, and improvements to several of our existing hog farms. The remaining amount, approximately $533,000 will be paid upon completion of the improvements. The construction is expected to be completed before the end of 2012.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of December 31, 2011, we had provided funding totaling $4.27 million to local independent farmers to construct small-scale hog farms in which the farmers will raise black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

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

Index

Critical Accounting Policies

See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to our Financial Statements included herein for a discussion of the critical accounting policies and estimates adopted in preparing our financial statements

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

This item does not apply to smaller reporting companies.

Item 8. Financial Statements

The consolidated financial statements of Tianli Agritech, Inc. are presented following Item 15.

Item 9.  Chances in and Disagreements with Accountants on Accounting and Financial Disclosure

By letter dated June 2, 2011, the Company dismissed Sherb & Co., LLP as independent registered public accounting firm for the Company. The dismissal of Sherb & Co., LLP was approved by the Audit Committee of the Board of Directors of the Company.

Sherb & Co., LLP issued an audit report on the consolidated financial statements of the Company as at and for the years ended December 31, 2010 and 2009, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audit of the consolidated financial statements of the Company as at and for the years ended December 31, 2010 and 2009 and through date of dismissal, (i) there were no disagreements between the Company and Sherb & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP  to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to filing a Form 8-K reporting such dismissal, the Company provided Sherb & Co., LLP with a copy of the disclosures in the Form 8-K and Sherb & Co., LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by Sherb & Co., LLP was filed as an exhibit to that Form 8-K.

On June 7, 2011, the Company signed a letter to engage Crowe Horwath (HK) CPA Limited as its registered independent public accountants for the fiscal year ending December 31, 2011.  The decision to engage Crowe Horwath (HK) CPA Limited was approved by the Audit Committee of the Board of Directors of the Company.

Index

During the Company's two most recent fiscal years ended December 31, 2010 and 2009 and through the date of engagement, the Company did not consult with Crowe Horwath (HK) CPA Limited (HK) CPA Limited on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Crowe Horwath (HK) CPA Limited did not provide either a written report or oral advice to the Company that Crowe Horwath (HK) CPA Limited concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

By letter dated December 27, 2011, the Company dismissed Crowe Horwath (HK) CPA Limited as independent registered public accounting firm for the Company. The dismissal of Crowe Horwath (HK) CPA Limited was approved by the Audit Committee of the Board of Directors of the Company.

Crowe Horwath (HK) CPA Limited did not conduct an audit of the consolidated financial statements of the Company as at and for the year ending December 31, 2011 prior to its dismissal.

Since its engagement as the Company’s independent registered public accounting firm on June 7, 2011 and through the date of its dismissal: (i) there were no disagreements between the Company and Crowe Horwath (HK) CPA Limited on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Crowe Horwath (HK) CPA Limited, would have caused Crowe Horwath (HK) CPA Limited to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of dismissal, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
Prior to filing a Form 8-K reporting such dismissal, the Company provided Crowe Horwath (HK) CPA Limited with a copy of the disclosures in the Form 8-K and Crowe Horwath (HK) CPA Limited furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K.  A copy of the letter furnished by Crowe Horwath (HK) CPA Limited was filed as an exhibit to that Form 8-K.

On December 27, 2011, the Company signed a letter to engage Sherb & Co., LLP as its registered independent public accountants for the fiscal year ending December 31, 2011.  The decision to engage Sherb & Co., LLP was approved by the Audit Committee of the Board of Directors of the Company.

Sherb & Co., LLP was the Company’s registered independent public accountants during the Company's two most recent fiscal years ended December 31, 2010 and 2009 and issued an audit report on the consolidated financial statements of the Company as at and for the years ended December 31, 2010 and 2009.

Except with respect to the audit of the consolidated financial statements of the Company as at and for the years ended December 31, 2010 and 2009, and their review of the Company’s interim financial statements for the fiscal year ended December 31, 2011 prior to June 2, 2011, during the Company's two most recent fiscal years ended December 31, 2010 and 2009, and through the date of its engagement, the Company did not consult with Sherb & Co., LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Sherb & Co., LLP did not provide either a written report or oral advice to the Company that Sherb & Co., LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Index

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Bihong Zhang, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

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

Index

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, Hanying Li, our Chief Executive Officer, and Bihong Zhang, our Chief Financial Officer, concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Index

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Hanying Li(6)	60	Chair of the Board, Chief Executive Officer and Director	2005
Bihong Zhang(5)	37	Chief Financial Officer and Director	2010
Peter E. Gadkowski (1)(3)(6)	62	Director	2010
Jishan Hu(2)(3)(4)	65	Director	2010
Benyan Li(1)(2)(3)(4)	62	Director	2010
Youhang Peng(1)(2)(5)	51	Director	2010
Dr. Huanchun Chen(1)(2)(3)(6)	61	Director	2010
Jianguo Hu(5)	49	Director	2010
______________
(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Class I director whose term expires in 2014.
(5)	Class II director whose term expires in 2012.
(6)	Class III director whose term expires in 2013.

Ms. Hanying Li. Ms. Li has served as our Chair since January 2010. Ms. Li founded Fengze in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her bachelor degree in law from Hubei Finance & Economic University. Ms. Li was nominated as a director for her experience operating hog farms and leadership of our company before it went public.

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

Index

Board of Directors and Board Committees

Our board of directors currently consists of eight directors. There are no family relationships between any of our executive officers and directors. A director is not required to hold shares in our Company. There are currently no arrangements or understandings pursuant to which our directors are selected or nominated.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2012 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter.

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

Index

Our Board of Directors plays a key role in our risk oversight. As such, it is important for us to have both our Chief Executive Officer and Chief Financial Officer serve on the Board as they play key roles in the risk oversight or the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2011.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Hanying Li (1)	$50,000	-	-	-	-	-	$50,000
Bihong Zhang (1)	$40,800	-	-	-	-	-	$40,800
Jishan Hu	-	-	-	-	-	-	-
Benyan Li	-	-	-	-	-	-	-
Youhang Peng	-	-	-	-	-	-	-
Peter E. Gadkowski (2)	$3,000	-	(3)	-	-	-	$3,000
Dr. Huanchun Chen (2)	-	-	-	-	-	-	-
Jianguo Hu (2)	$18,593	-	-	-	-	-	$18,593
___________
(1)	Ms. Li and Mr. Zhang received payment in their capacities as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company
(2)	Peter E. Gadkowski, Dr. Huanchun Chen, and Jianguo Hu were appointed as directors in December, 2010.
(3)	Represents options to purchase 8,667 common shares at an exercise price of $6.00 per shares which are exercisable until January 31, 2017.

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

Index

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders (other than Changxin Wu and Guoping Wang, who have resigned as directors) filed all reports required to be filed in accordance with the filing requirements of Section 16(a) of the Exchange Act, except that the Form 3’s of Dr. Huanchun Chen and, Jianguo Hu were not filed timely.

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

Index

Item 11.  Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, Hanying Li, our principal executive officer, during the year ended December 31, 2011 and 2010 for services provided in all capacities to us and our subsidiaries. No executive officer (or former executive officer) received more than $100,000 in compensation for the fiscal year ended December 31, 2011 and 2010.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Hanying Li	2011	$50,000	-	-	-	-	-	-	$50,000
CEO and President	2010	-	-	-	-	-	-	-	-

Employment Agreements

Hanying Li

We entered into an employment agreement with our president and chief executive officer, Ms. Hanying Li effective December 1, 2009 which is scheduled to expire on November 30, 2012. Ms. Li’s employment agreement is subject to automatic renewal through November 30, 2014 unless terminated prior to renewal. Under the terms of her employment agreement, Ms. Li is entitled to:

•	Base compensation of $50,000, payable in 12 equal monthly installments of $4,167.

•	Year-end bonus of $96,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.

•	Reimbursement of reasonable expenses incurred by Ms. Li.

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

Index

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 13, 2012, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table in Item 11, and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 13, 2012 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 13, 2012, we had outstanding 10,135,000 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Tianli Agritech, Inc., Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Index

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Hanying Li, Principal Executive Officer and Director	3,050,000	(1)	30.09%
Bihong Zhang, Director	111,000		1.10%
Jishan Hu, Director	-		-
Benyan Li, Director	-		-
Youhang Peng, Director	-		-
Peter E. Gadkowski , Director	8,667	(2)	*
Dr. Huanchun Chen, Director Jianguo Hu, Director	-		-
All Directors and Executive Officers as a Group (8 people)	3,169,667		31.27%
5% Shareholders Not Mentioned Above
Hua Zhang	3,050,000	(3)	30.09%
_______________
*	Less than 1%.
(1)	Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang.
(2)	Represents shares which Mr. Gadkowski may acquire upon exercise of options.
(3)	Includes 2,600,000 shares owned by Mr. Zhang’s spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Payables to Related Party

At December 31, 2011, Fengze had aggregate payables to Ms. Li of approximately $120,326. Such amount was due to Ms. Li for advances to Fengze for its business expenses related to the operations of our hog farms. These amounts were due upon demand and without interest and will be repaid in 2012.

Contractual Arrangements with Domestic Companies and their Shareholders

We operate our business in China through a series of contractual arrangements with Fengze and its shareholders, who are related parties. For a description of these contractual arrangements, see “Item 1—Business- Our Corporate.

Index

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Sherb & Co., LLP and Crowe Horwath International for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees	$132,000	$120,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Less: Accumulated depreciation	$132,000	$120,000

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

Index

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

Our Board of Directors has reviewed and discussed with Sherb & Co., LLP., our audited financial statements contained in this Annual Report on Form 10-K for the 2011 fiscal year. The Board of Directors also has discussed with Sherb & Co., LLP , the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Sherb & Co., LLP. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb & Co., LLP its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2011 fiscal year for filing with the SEC.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits.

No.	Description
1.1	Form of Placement Agreement dated June 30, 2010 with Anderson & Strudwick, Incorporated (1)
3(i).1	Amended and Restated Articles of Association of the Registrant (1)
3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)
4.1	Specimen Share Certificate (2)
4.2	Form of Placement Agent Warrant (included in Exhibit. 10.1) (1)
10.1	Form of Placement Agent Warrant Agreement (1)
10.2	Translation of Entrusted Management Agreement for Fengze (1)
10.3	Translation of Shareholder Voting Proxy Agreement for Fengze (1)
10.4	Translation of Pledge of Equity Interest Agreement for Fengze (1)
10.5	Translation of Exclusive Option Agreement for Fengze (1)
10.6	Form of Share Incentive Plan (1)
10.7	Form of Lock-Up Agreement (1)
10.8	Translation of Employment Agreement between Registrant and Ms. Hanying Li, Chief Executive Officer of the Registrant (1)
10.9	Translation of Employment Agreement between Registrant and Mr. Bihong Zhang, Chief Financial Officer of the Registrant (1)
10.10	Form of Make-Good Escrow Agreement (1)
10.11	Translation of Land Lease Contract – Zhulin (1)
10.12	Translation of Land Lease Contract – Fengze (1)
10.13	Translation of Land Lease Contract – Jinmu (1)
10.14	Translation of Side Agreement Related to Land Lease Contract – Jinmu (1)
10.15	Translation of Land Lease Contract – Tianjian (1)
10.16	Translation of Side Agreement Related to Land Lease Contract – Tianjin (1)
10.17	Translation of Land Lease Contract – Nanyan (1)
10.18	Translation of Side Agreement Related to Land Lease Contract – Nanyan (1)
10.19	Translation of Land Lease Contract – Mingxiang (1)
10.20	Translation of Side Agreement Related to Land Lease Contract – Mingxiang (1)
10.21	Translation of Land Lease Contract – Huajian A & B (1)
10.22	Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (1)

Index

10.23	Translation of Feed Sale Agreements (1)
10.24	Translation of Land Use Rights Transfer Agreement – Qingsonggang (1)
10.25	Summary of Terms of Demand Note with Hanying Li (3)
14.1	Code of Business Conduct and Ethics (1)
16.1	Letter of Sherb & Co., LLP to the Commission (4)
16.2	Letter of Crowe Horwath (HK) CPA Limited to the Commission (5)
21.1	Subsidiaries and Affiliate of the Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
(1)
Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on March 17, 2010 (the “Registration Statement’), and declared effective as amended, on June 30, 2010.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement filed on June 30, 2010.
(3)	Incorporated by reference to Amendment No. 2 to the Registration Statement filed on June 1, 2010.
(4)	Incorporated by reference to exhibit 16.1 to the Company’s Current report on Form 8-K filed on June 8, 2011.
(5)	Incorporated by reference to exhibit 16.1 to the Company’s Current report on Form 8-K filed on December 30, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANLI AGRITECH, INC.

Dated: March 13, 2012	By:	/s/ Hanying Li
Hanying Li President and Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Bihong Zhang
Bihong Zhang Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012.

Signature	Title

/s/ Hanying Li	Chief Executive Officer (Principal Executive
Hanying Li	Officer) and Chair of the Board

/s/ Bihong Zhang	Chief Financial Officer (Principal Financial and Accounting
Bihong Zhang	Officer) and a Director

/s/ Jishan Hu	Director
Jishan Hu

/s/ Benyan Li	Director
Benyan Li

/s/ Youhang Peng	Director
Youhang Peng

Director
Peter E. Gadkowski

/s/ Dr. Huanchun Chen	Director
Dr. Huanchun Chen

/s/ Jianguo Hu	Director
Jianguo Hu

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tianli Agritech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tianli Agritech, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP
Sherb & Co., LLP
March 9, 2012

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,518,533	$7,983,793
Accounts receivable	994,329	-
Inventories	9,924,594	4,819,805
Advances to suppliers	7,868	1,036,765
Acquisition deposit	-	530,303
Prepaid expenses	174,893	83,832
Loan to An Puluo	1,101,582	-
Other receivables	172,668	330,744
Total Current Assets	18,894,467	14,785,242

Long-term prepaid expenses	1,883,445	-
Plant and equipment, net of accumulated depreciation of $3,353,352 and
$2,113,578 at December 31, 2011 and 2010, respectively	17,677,831	13,354,379
Construction in progress	3,202,483	272,727
Biological assets, net of accumulated amortization of $1,090,459 and
$431,356 at December 31, 2011 and 2010, respectively	3,886,580	3,440,253
Intangible assets, net	1,522,709	742,954

Total Assets	$47,067,515	$32,595,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$4,721,064	$728,266
Accounts payable and accrued payables	316,473	136,536
Due to An Puluo	1,090,563	-
Acquisition payables	-	921,212
Other payables	781,037	-
Due to related party	120,326	-
Total Current Liabilities	7,029,463	1,786,014

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
10,135,000 and 10,125,000 shares issued and outstanding as of
December 31, 2011 and 2010, respectively)	10,135	10,125
Additional paid in capital	13,520,276	13,445,712
Statutory surplus reserves	2,416,647	1,510,423
Retained earnings	21,795,072	14,605,162
Accumulated other comprehensive income	2,295,922	1,238,119
Total Stockholders' Equity	40,038,052	30,809,541
Total Liabilities and Stockholders' Equity	$47,067,515	$32,595,555

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2011	2010

Sales	$31,437,795	$21,279,164
Cost of goods sold	20,048,000	12,097,076
Gross profit	11,389,795	9,182,088

Operating expenses:
General and administrative expenses	2,532,382	1,131,421
Selling expenses	625,123	63,578
Total operating expenses	3,157,505	1,194,999

Income from operations	8,232,290	7,987,089

Other income (expense):
Interest expense	(181,221)	(31,388)
Subsidy income	233,928	221,897
Other expense	(188,863)	(18,926)
Total other income (expenses)	(136,156)	171,583

Income before income taxes	8,096,134	8,158,672

Income taxes	-	-

Net income	8,096,134	8,158,672
Other comprehensive income:
Unrealized foreign currency translation adjustment	1,057,803	808,769

Comprehensive income	$9,153,937	$8,967,441

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	10,135,000	9,023,630

Basic & diluted earnings per share	$0.80	$0.90

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,096,134	$8,158,672
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,248,593	1,124,874
Amortization of prepaid rental expenses	201,339	152,276
Bad debt expense to other receivables	54,218	(80,622)
Stock-based compensation	255,454	26,918
Written off advances to suppliers	26,584	-
Changes in operating assets and liabilities:
Accounts receivable	(978,788)	-
Inventories	(4,848,421)	(1,345,473)
Advances to suppliers	1,001,973	(360,169)
Prepaid expenses	(241,153)	(83,832)
Other receivables	113,551	(217,333)
Accounts payable and accrued payables	172,554	(222,172)
Other payables	590,777	-
Total adjustments	(1,403,319)	(1,005,533)
Net cash provided by operating activities	6,692,815	7,153,139

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition deposit	-	(530,303)
Acquisition payables	(940,994)	-
Advance to An Puluo	(1,084,363)	-
Prepaid long-term rental expenses	(1,906,343)	-
Purchase of intangible assets	(785,223)	-
Construction in progress	(3,152,428)	(818,182)
Purchase of biological assets	(1,923,470)	(3,195,574)
Purchase of plant and equipment	(4,606,733)	(5,399,050)
Net cash used in investing activities	(14,399,554)	(9,943,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	(743,564)	(665,690)
Proceeds from short-term loans	4,647,272	710,070
Issuance of common stock	-	12,000,000
Offering expense for issuance of common stocks	-	(2,841,740)
Due to An Puluo	1,073,517	-
Due to related parties	161,793	(662,460)
Net cash provided by financing activities	5,139,018	8,540,180

NET (DECREASE) INCREASE IN CASH	(2,567,721)	5,750,210

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,102,461	211,288

CASH, BEGINNING OF YEAR	7,983,793	2,022,295

CASH, END OF YEAR	$6,518,533	$7,983,793

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$201,589	$62,567
Income tax paid	$-	$-

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other
	Shares	Amoount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Total
Balance, January 1, 2010	8,125,000	$8,125	$4,262,534	$670,280	$7,286,633	$429,350	$12,656,922

Sale of common stock	2,000,000	2,000	11,998,000	-	-	-	12,000,000
Offering expense	-	-	(2,841,740)	-	-	-	(2,841,740)
Stock based compensation	-	-	5,546	-	-	-	5,546
Options granted to director	-	-	21,372	-	-	-	21,372
Appropriation to statutory surplus reserves	-	-	-	840,143	(840,143)	-	-
Comprehensive income:
Net income	-	-	-	-	8,158,672	-	8,158,672
Unrealized foreign currency translation adjustment	-	-	-	-	-	808,769	808,769
Subtotal

Balance, December 31, 2010	10,125,000	10,125	13,445,712	1,510,423	14,605,162	1,238,119	30,809,541

Stock-based compensation to consultants	10,000	10	53,190	-	-	-	53,200
Options granted to director	-	-	21,374	-	-	-	21,374
Appropriation to statutory surplus reserves	-	-	-	906,224	(906,224)	-	-
Comprehensive income:
Net income	-	-	-	-	8,096,134	-	8,096,134
Unrealized foreign currency translation adjustment	-	-	-	-	-	1,057,803	1,057,803
Subtotal

Balance, December 31, 2011	10,135,000	$10,135	$13,520,276	$2,416,647	$21,795,072	$2,295,922	$40,038,052

See notes to audited consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of the Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze and Tianzhili are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Tianli was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products through its retail operation. The Company operates eleven production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, to protect the Company’s stockholders from possible future foreign ownership restrictions, Fengze and all of the stockholders of Fengze (“Principal Stockholders”) entered into an Entrusted Management Agreement (the “EMA”) with WFOE, which provides that WFOE will be fully and exclusively responsible for the management of Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of Fengze, which results in WFOE being the primary beneficiary of Fengze.

WFOE also entered into a Pledge of Equity Agreement (the “PEA”) with the Principal Stockholders, who pledged all their equity interest in these entities to WFOE. The PEA, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholders’ equity interest in WFOE as a guarantee for the entrustment payment under the EMA.

In addition, WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in these entities if or when permitted by the PRC laws.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

Collectively, the EMA, PEA and OA are referred to as the Exclusive Agreements, based upon which the Company consolidates the variable interest entity, Fengze, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fengze are allocated to WFOE and thus to the Company based upon the EMA.

As discussed in Note 19, the Company completed its Initial Public Offering (“IPO”) on July 19, 2010, whereby it issued 2,000,000 shares of its common stock at a price of $6.00 per share.

On May 12, 2011, the Company acquired its eleventh farm from An Puluo Development Co. (“An Puluo”), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million.

On June 22, 2011, Fengze established a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engages in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo that commenced in the third quarter of 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through the EMA, PEA, and OA and to acquire the net assets of VIE through purchase of their equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements the amount of controlling interest of the Fengze shareholders, who are holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Therefore, no allowance for doubtful accounts is deemed to be required at December 31, 2011 and 2010.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis.

Prepaid Expenses

Prepaid expenses at December 31, 2011 and 2010 totaled $174,893 and $83,832, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these breeding hogs and the expenditures related to labor and materials to feed the breeding hogs until they become commercially productive and breedable are capitalized. When these breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2011 and 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the collaborative agreements with An Puluo, the Company is the principal in the transaction and the Company records revenues when An Puluo sells the product and title passes to its customer. The Company and An Puluo share the profit from this collaborative business and all profit sharing to An Puluo are recorded as part of Cost of sales in the Company’s consolidated statements of income.

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company is permitted to retail their pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities are responsible for remitting to the Company the sales that they collect on behalf of the Company, less any fees for operating a retail operation in their facility. As of December 31, 2011 and 2010, the retailers owed the Company $994,329 and $0, respectively, accounted for as accounts receivable of the Company. (see Note 3 and Note 15)

According to the agreement, the Company and An Puluo share the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the year of 2011 was $134,071, and was recorded as part of cost of goods sold in the Company’s consolidated statements of income. Profit sharing payable was $136,200 as of December 31, 2011 and was recorded as part of due to An Puluo.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2011 and 2010.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s agreement with An Puluo, the Company has commenced engagement in retail sales activities to which they are not exempt from VAT taxes. With respect to this operation, the Company is required to collect VAT taxes of 13% from their customers. As of December 31, 2011, the Company has no VAT payable with respect to their retail operations.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2011 and 2010.

Foreign Currency Translation

As of December 31, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.35 per US dollar and RMB 6.60 per US dollar as of December 31, 2011 and 2010, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2011 and 2010, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.46 and RMB 6.76 per US dollar for the years ended December 31, 2011 and 2010, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2011	2010
Accounts receivable	$994,329	$-
Less: Allowance for doubtful accounts	-	-
	$994,329	$-

Accounts receivable as of December 31, 2011 arose from sales of processed pork products in  retail sales establishments in accordance with the Company’s collaborative agreement with An Puluo. (see Note 2 and Note 15).

NOTE 4—INVENTORIES

Inventories consisted of the following:

	December 31,
	2011	2010
Raw materials	$1,231,250	$1,072,419
Work in process—biological assets	4,597,793	2,257,790
Infant hogs	3,756,011	1,489,596
Finished goods	339,540	-
	$9,924,594	$4,819,805

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2011 and 2010, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Finished goods included in the Company’s inventories were the processed pork products available to sell through the Company’s retail operation (see Note 15).

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of December 31, 2011 and 2010, advances to suppliers amounted to $7,868 and $1,036,765, respectively.

The balance as of December 31, 2010 included deposits of $404,811 and $545,455 for the purchase of imported breeding hogs and water waste treatment equipment, respectively. The remaining balance consisted largely of advances for feed and medical supplies.

NOTE 6—ACQUISITION DEPOSITS

On December 27, 2010, the Company entered into an agreement with An Puluo Food Corporation, Ltd. (“An Puluo”) regarding a hog farm in Hubei Province. Under the terms of this agreement, the Company made a deposit totaling $530,303 (RMB 3,500,000) to An Puluo as of December 31, 2010.  The sale was completed on May 12, 2011 (see note 8).

NOTE 7—LOAN TO AN PULUO

As of December 31, 2011 and 2010, the Company had a loan to An Puluo of $1,101,582 and $0, respectively. The loan receivable was non-interest bearing, unsecured and due on demand.  Management expects that the loan will be collected within 12 months.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2011	2010
Buildings	$17,321,424	$13,473,241
Vehicles	681,067	611,854
Office equipment	263,560	98,553
Production equipment	2,765,132	1,284,309
	21,031,183	15,467,957
Less: Accumulated depreciation	(3,353,352)	(2,113,578)
	$17,677,831	$13,354,379

On May 12, 2011, the Company acquired its eleventh farm from Au Puluo, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518, also see Note 11) and plant and equipment of $469,507.

Depreciation expense was $1,142,964 and $713,699 for the years ended December 31, 2011 and 2010, respectively. $1,080,536 and $603,760 of depreciation expense was capitalized into inventories during the years ended December 31, 2011 and 2010.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2011 and 2010, the construction in progress was $3,202,483 and $272,727, respectively.  Included in this amount were:

-	$750,992 for building up a new feed processing facility, a new refrigerator and the improvements of several of the Company’s hog farms; and

-
$2,451,491 funding to local independent farmers to construct small-scale hog farms. During the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plants and equipment included in these small-scale hog rearing facilities belongs to the Company whereby the local cooperatives (and the individual farmers) have the right to use them. As of December 31, 2011, the Company has expended a total of $4.27 million to build these hog rearing facilities. With respect to three of the cooperatives, the Company has purchased $1.82 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of December 31, 2011. With regard to four of the cooperatives, the Company has purchased $2.45 million of hog rearing facilities and equipment that has not been completed and is not operational and is included in construction in progress as of December 31, 2011.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm.  The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2011 and 2010, deposits from farmers (see Note 17) were $600,156 and $0, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31,
	2011	2010
Breeding hogs	$4,977,039	$3,871,609
Less: Accumulated amortization	(1,090,459)	(431,356)
	$3,886,580	$3,440,253

Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2011 and 2010 was $1,060,754 and $395,500, respectively. $1,006,456 and $394,228 of amortization of the biological assets was capitalized into inventories during the years ended December 31, 2011 and 2010.

NOTE 11—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm (see Notes 6 and 8). The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Long-term prepaid rental expenses	$1,925,646	$-
Office decoration expenses	51,568	-
	1,977,214	-
Less: Accumulated amortization	(93,769)	-
	$1,883,445	$-

Amortization expense for the years ended December 31, 2011 and 2010 was $90,971 and $0, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $93,769 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 12—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Land use rights	$1,668,393	$839,459
Less: Accumulated amortization	(145,684)	(96,505)
	$1,522,709	$742,954

Amortization expense for the years ended December 31, 2011 and 2010 was $44,875 and $15,675, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $44,875 per annum.

NOTE 13—SHORT-TERM LOANS

As of December 31, 2011 and 2010, the short-term loans are as follows:

	December 31,
	2011	2010
Loan payable to Wuhan Huangpi Rural Credit Union, annual interest rate of 7.2%, due by December 20, 2011, no collateral	$-	$728,266
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	3,147,376	-
Loan payable to Communication Bank of China, annual interest rate of 8.528%, due by November 25, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze	1,573,688	-
	$4,721,064	$728,266

The Company paid $68,333 and $86,749 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. Amount of $155,082 and nil was recorded as other expense for the years ended December 31, 2011 and 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2011 and 2010, accounts payable and accrued liabilities are as follows:

	December 31,
	2011	2010
Accounts payable	$278,240	$129,256
Other taxes payable	19,483	7,280
Others	18,750	-
	$316,473	$136,536

NOTE 15—DUE TO AN PULUO

As of December 31, 2011 and 2010, amounts due to An Puluo are as follows:

		December 31,
	Note	2011	2010
Payable for purchase of finished goods	(a)	$954,363	$-

Profit sharing payable	(b)	136,200	-

		$1,090,563	$-

On August 1 and August 30, 2011, the Company entered into a collaborative agreement and a supplemental agreement (the “Agreements”) with an unrelated processed pork producer, An Puluo, to pursue retail business opportunities, under an exclusive right, of An Puluo processed pork products. This cooperation will allow the Company to begin to brand their name, “Tianli An Puluo”, with upscale consumers in greater Wuhan City.

At the inception of the collaborative retail business, the Company evaluated the facts and circumstances specific to the arrangement and has determined that it is the principal participant, and accordingly costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.

(a)
According to the Agreements, the Company purchases processed pork products from An Puluo for retail sales in Wuhan City. During the year ended December 31, 2011, purchases of processed pork products from An Puluo were $2,219,035, and the payable to An Puluo for purchases of processed pork products was $954,363 as of December 31, 2011.

(b)
Also according to the Agreements, the Company and An Puluo share the net income of the cooperative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing payable to An Puluo was $136,200 as of December 31, 2011.

The amounts disclosed above do not include transactions with third parties other than An Puluo, or other costs associated with the products under the collaborative arrangements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 16—ACQUISITION PAYABLES

Acquisition payables consist of the payables due as the result of the Company’s acquisitions of farm assets such as buildings, equipment, land use rights and prepaid expenses. Such purchases require initial payments to the seller of the assets upon the closing of the purchase, with subsequent payments due in the short term for the remaining balances.

Acquisition payables of $921,212 at December 31, 2010 were in relation to the acquisition of the Company’s tenth hog farm, which has been fully paid during the quarter ended March 31, 2011. Total consideration for the tenth hog farm was $1,471,212.

NOTE 17—OTHER PAYABLES

Other payables in the years ended December 31, 2011 and 2010 were $781,037 and $0, respectively. Included in other payables were deposit payables of $600,158 and payable to an investment relationship consultant of $180,880.

During the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company (see Note 9).

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2011 and 2010, deposits from farmers were $600,158 and $0, respectively.

The amortization of deposit payables for the year ended December 31, 2011 was $5,824. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2012	$59,661
2013	$59,661
2014	$59,661
2015	$59,661
2016	$59,661
Thereafter	$296,029

NOTE 18—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $120,326 and nil as of December 31, 2011 and 2010, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 19—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of December 31, 2011 and 2010, it had 10,135,000 shares and 10,125,000 shares issued and outstanding, respectively.

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

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the year ended December 31, 2011 and 2010, the amortization of these options amounted to $21,374 and $21,372, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

The Company granted to its investor relation firm 44,000 shares of the Company’s common stock for services to be rendered up through October 2011 pursuant to an agreement made in October 2010. The shares were valued at $234,080 and amortized over the service term. The amortization of this grant was $234,080 for the year ended December 31, 2011. As of July 2011, the Company issued 10,000 shares of the 44,000 shares to the investor relation firm.

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

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 19—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of December 31, 2011 and the activity during the year ended December 31, 2011.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2010	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	26,000	$6.00	210,000	$7.21
Exercisable at December 31, 2011	17,333	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.93 years and 3.55 years, respectively. The market value of the Company’s common stock was $1.26 and $6.25 as of December 31, 2011 and 2010, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2011 was $0. The intrinsic values of the outstanding options and the warrants as of December 31, 2010 were $6,500 and $0, respectively.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 and $1,510,423 as of December 31, 2011 and 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 21—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2011 and 2010, 87% and 78% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

There were no other customers who accounted for more than 10% of the Company’s revenues for the years ended December 31, 2011 or 2010.

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

NOTE 22—GOVERNMENT SUBSIDIES

The Company received subsidies of $233,928 and $221,897 in the years ended December 31, 2011 and 2010, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.

Year Ended December 31, 2011	Hog Farming	Retail	Consolidated
Segment revenues	$28,638,432	$2,799,364	$31,437,796
Inter-segment revenues	-	-	-
Revenues from external customers	$28,638,432	$2,799,364	$31,437,796
Segment income	$9,307,284	$201,109	$9,508,393
Unallocated corporate loss			(1,412,259)
Income before income taxes			8,096,134
Income taxes			-
Net income			$8,096,134
Other segment information:
Depreciation and amortization	$2,238,053	$10,540	$2,248,593

Year Ended December 31, 2010	Hog Farming	Retail	Consolidated
Segment revenues	$21,279,164	$-	$21,279,164
Inter-segment revenues	-	-	-
Revenues from external customers	$21,279,164	$-	$21,279,164
Segment income	$7,968,163	$-	$7,968,163
Unallocated corporate income			190,509
Income before income taxes			8,158,672
Income taxes			-
Net income			$8,158,672
Other segment information:
Depreciation and amortization	$1,124,874	$-	$1,124,874

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 23—SEGMENT INFORMATION (CONTINUED)

As of December 31, 2011	Hog Farming	Retail	Consolidated
Total segment assets	$44,640,505	$1,398,123	$46,038,628
Other unallocated corporate assets			1,028,887
			$47,067,515
Other segment information:
Expenditures for segment assets	$14,257,509	$142,045	$14,399,554

As of December 31, 2010
Total segment assets	$30,748,769	$-	$30,748,769
Other unallocated corporate assets			1,846,786
			$32,595,555
Other segment information:
Expenditures for segment assets	$9,943,109	$-	$9,943,109

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 24—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2011 and 2010.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2011 and 2010 was $86,721 and $66,459, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2011 under all non-cancelable leases for years ending December 31:

Operating Leases
2012	$82,526
2013	$80,840
2014	$80,840
2015	$80,840
2016	$80,840
Thereafter	$1,638,537

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 24—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	December 31,
	2011	2010
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$533,480	$-

Capital expenditures

The Company has been actively pursuing the acquisition of additional hog farms and upgrading its existing farms. As of December 31, 2011, the Company had deposited $750,992, included in construction in progress, for building a new feed processing facility, new refrigerator, and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

The Company’s execution of the Enshi Black Hog program (see note 9) will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of December 31, 2011, the Company provided funds totaling $4.27 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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