Form 10-Q
period 2012-03-31
Tianli Agritech, Inc.
filed 2012-05-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 7, 2012, the Registrant had outstanding 10,135,000 shares of common stock, par value $0.001 per share.

Table of Contents

TIANLI AGRITECH, INC.
FORM 10-Q

i

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2011 filed on March 14, 2012.

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

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,788,660	$6,518,533
Accounts receivable	550,546	994,329
Inventories	10,048,721	9,924,594
Advances to suppliers	149,687	7,868
Prepaid expenses	99,952	174,893
Loan to An Puluo	1,108,964	1,101,582
Other receivables	186,413	172,668
Total Current Assets	18,932,943	18,894,467
Plant and equipment, net	20,134,492	17,677,831
Construction in progress	1,972,024	3,202,483
Biological assets, net	3,952,296	3,886,580
Long-term prepaid expenses	1,821,535	1,883,445
Land use rights, net	1,520,475	1,522,709
Total Assets	$48,333,765	$47,067,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$4,752,701	$4,721,064
Accounts payable and accrued liabilities	166,643	316,473
Due to An Puluo	697,283	1,090,563
Other payables	1,598,317	781,037
Due to related party	120,923	120,326
Total Liabilities	7,335,867	7,029,463

Stockholders’ Equity:

Common stock ($0.001 par value, 50,000,000 shares authorized, 10,135,000 shares issued and outstanding on March 31, 2012 and December 31, 2011)	10,135	10,135
Additional paid in capital	13,525,619	13,520,276
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	22,501,770	21,795,072
Accumulated other comprehensive income	2,543,727	2,295,922
Total Stockholders’ Equity	40,997,898	40,038,052
Total Liabilities and Stockholders’ Equity	$48,333,765	$47,067,515

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Revenue	$7,806,189	$5,906,966
Cost of goods sold	6,067,706	3,443,820
Gross profit	1,738,483	2,463,146

General and administrative expenses	745,745	769,974
Selling expenses	329,356	37,182
Income from operations	1,075,101	807,156

Other income (expense):
Interest expenses and bank charges	(93,655)	(10,273)
Subsidy income	134,647	190,297
Other income (expense)	2,324	1,455
Total other income (expense)	43,316	181,479

Income before income taxes	706,698	1,837,469
Income taxes	-	-
Net income	$706,698	$1,837,469

Basic and diluted earnings per share	$0.07	$0.18
Basic and diluted weighted average shares	10,135,000	10,125,000

Comprehensive income:
Net income	$706,698	$1,837,469
Unrealized foreign currency translation adjustment	247,805	187,781
Comprehensive income	$954,503	$2,025,250

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$706,698	$1,837,469
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	682,040	435,328
Amortization of prepaid rental expenses	74,705	-
Provision for doubtful accounts	6,840	-
Impairment on inventories	-	3,255
Stock-based compensation	5,343	90,835
Changes in operating assets and liabilities:
Accounts receivable	451,491	(117,952)
Inventories	(57,753)	(1,888,354)
Advances to suppliers	(142,095)	(525,092)
Prepaid expenses	75,126	(116,843)
Other receivables	(19,457)	232,903
Accounts payable and accrued liabilities	(152,305)	40,391
Other payables	815,144	-
Net cash provided by (used in) operating activities	2,445,777	(8,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(63,687)	(1,504,405)
Deposits for purchase of equipment	-	(913,061)
Addition to construction in progress	(1,331,897)	(198,652)
Purchase of biological assets	(351,879)	(1,119,453)
Purchase of intangible assets	-	(509,025)
Net cash used in investing activities	(1,747,463)	(4,244,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to An Puluo	(401,517)	-
Net cash used in financing activities	(401,517)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,670)	270,006
NET INCREASE (DECREASE) IN CASH	270,127	(3,982,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,518,533	7,983,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,788,660	$4,001,143

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$100,082	$8,066
Income tax paid	$-	$-

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in hog breeding businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On December 1, 2009, Fengze and all of the stockholders of Fengze (“Principal Stockholders”) entered into an Entrusted Management Agreement (the “EMA”) with WFOE, which provides that WFOE will be fully and exclusively responsible for the management of Fengze. WFOE is also entitled to receive the residual return of Fengze. As a result of the agreement, WFOE will absorb 100% of the expected losses and gains of Fengze, which results in WFOE being the primary beneficiary of Fengze.

WFOE also entered into a Pledge of Equity Agreement (the “PEA”) with the Principal Stockholders, who pledged all their equity interest in these entities to WFOE. The PEA, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholders’ equity interest in WFOE as a guarantee for the entrustment payment under the EMA.

In addition, WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in these entities at such time as it determined to do so provided such acquisition is then permitted by the PRC laws.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

On June 22, 2011, Fengze established a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engages in the business of raising and selling black hogs, some of the meat of which is to be sold through several major Chinese retail channels pursuant to a cooperative agreement with An Puluo that commenced in the third quarter of 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Based on the Exclusive agreements, the Company is able to exercise control over Fengze, and obtain the financial interests such as the periodic income of Fengze through the EMA, PEA, and OA and to acquire the net assets of Fengze through purchase of their equities at essentially no cost. The Company therefore concluded that its interest in Fengze is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements the amount of controlling interest of the Fengze shareholders, who are holding shares of Fengze for the Company, is zero. They exercise no controls over Fengze and no financial interests of ownership are due to them either for periodic income or the net assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Therefore, no allowance for doubtful accounts is deemed to be required at March 31, 2012 and December 31, 2011.

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

Prepaid Expenses

Prepaid expenses at March 31, 2012 and December 31, 2011 totaled $99,952 and $174,893, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The Company did not identify any assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the collaborative agreements with An Puluo, the Company is the principal in the transaction and the Company records revenues when An Puluo sells the product and title passes to its customer. The Company and An Puluo share the profit from this collaborative business and all profit sharing to An Puluo is recorded as part of cost of sales in the Company’s consolidated statements of income.

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company is permitted to retail pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities are responsible for remitting to the Company the sales revenue that they collect on behalf of the Company, less any fees for operating a retail operation in their facility. As of March 31, 2012 and December 31, 2011, the retailers owed the Company $419,012 and $994,329, respectively, accounted for as accounts receivable of the Company.

According to the agreement, the Company and An Puluo share the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the three months ended March 31, 2012 and 2011 was $0. Profit sharing payable was $137,112 and $136,200 as of March 31, 2012 and December 31, 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2012 and December 31, 2011.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s agreement with An Puluo, the Company has commenced engagement in retail sales activities which are not exempt from VAT taxes. With respect to this operation, the Company is required to collect VAT taxes of 13% from its customers. As of March 31, 2012 and December 31, 2011, the Company has no VAT payable with respect to its retail operations.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three months periods ended March 31, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of March 31, 2012 and December 31, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.31 per US dollar and RMB 6.35 per US dollar as of March 31, 2012 and December 31, 2011, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2012 and 2011, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.30 and RMB 6.57 per US dollar for the three months ended March 31, 2012 and 2011, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

As of March 31, 2012 and December 31, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 did not to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$550,546	$994,329
Less: Allowance for doubtful accounts	-	-
	$550,546	$994,329

Accounts receivable as of March 31, 2012 and December 31, 2011 included receivables of $419,012 and $994,329 which arose from sales of processed pork products in retail sales establishments in accordance with the Company’s collaborative agreement with An Puluo.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$1,412,868	$1,231,250
Work in process—biological assets	4,718,564	4,597,793
Infant hogs	3,642,528	3,756,011
Finished goods	274,761	339,540
	$10,048,721	$9,924,594

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2012 and December 31, 2011, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Finished goods included in the Company’s inventories were the processed pork products available to sell through the Company’s retail operation.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of March 31, 2012 and December 31, 2011, advances to suppliers amounted to $149,687 and $7,868, respectively.

The balance as of March 31, 2012 included deposits of $95,054 and $42,141 for the purchase of imported breeding hogs and water waste treatment equipment, respectively.

NOTE 6—OTHER RECEIVABLES

At March 31, 2012 and December 31, 2011, the Company reported other receivables of $186,413 and $172,668, respectively, including an allowance for doubtful receivables of $62,272 and $0.

NOTE 7—LOAN TO AN PULUO

As of March 31, 2012 and December 31, 2011, the Company had a loan to An Puluo of $1,108,964 and $1,101,582, respectively. The loan receivable was non-interest bearing, unsecured and due on demand. Management expects that the loan will be collected within 12 months.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:
	March 31,	December 31,
	2012	2011
Buildings	$19,941,558	$17,321,424
Vehicles	685,632	681,067
Office equipment	425,244	263,560
Production equipment	2,814,513	2,765,132
	23,866,947	21,031,183
Less: Accumulated depreciation	(3,732,455)	(3,353,352)
	$(20,134,492	$17,677,831

On May 12, 2011, the Company acquired from An Puluo its eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $357,458 and $245,129 for the three month periods ended March 31, 2012 and 2011, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 9—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2012 and December 31, 2011, the construction in progress was $1,972,024 and $3,202,483, respectively.  Included in this amount were:

-	$631,565 for building up a new feed processing facility, a new refrigerator and the improvements of several of the Company’s hog farms; and

-
$1,340,459 funding to local independent farmers to construct small-scale hog farms. During the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plants and equipment included in these small-scale hog rearing facilities belongs to the Company and the local cooperatives (and the individual farmers) have the right to use them. As of March 31, 2012, the Company has expended a total of $5.59 million to build these hog rearing facilities. With respect to three of the cooperatives, the Company has purchased $1.19 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of March 31, 2012. With regard to four of the cooperatives, the Company has purchased $4.40 million of hog rearing facilities and equipment, including $3.10 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of March 31, 2012. The remaining balance of $1.30 million which has not been completed and is not operational is included in construction in progress as of March 31, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm.  The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2012 and December 31, 2011, deposits from farmers were $1,417,137 and $600,156, respectively, and were included in other payables.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2012	2011
Breeding hogs	$5,361,456	$4,977,039
Less: Accumulated amortization	(1,409,160)	(1,090,459)
	$3,952,296	$3,886,580

Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2012 and 2011 was $312,115 and $179,642, respectively.

NOTE 11—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Long-term prepaid rental expenses	$1,862,508	$1,925,646
Others	76,042	51,568
	1,938,550	1,977,214
Less: Accumulated amortization	(117,015)	(93,769)
	$1,821,535	$1,883,445

Amortization expense for the three months ended March 31, 2012 and 2011 was $74,705 and $0, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $298,820 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 12—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at March 31, 2012 and December 31, 2011 are as follows:
	March 31,	December 31,
	2012	2011
Land use rights	$1,679,573	$1,668,393
Less: Accumulated amortization	(159,098)	(145,684)
	$1,520,475	$1,522,709

Amortization expense for the three month periods ended March 31, 2012 and 2011 was $12,467 and $10,557, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $49,868 per annum.

NOTE 13—SHORT-TERM LOANS

As of March 31, 2012 and December 31, 2011, the short-term loans are as follows:

	March 31,	December 31,
	2012	2011
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	3,168,467	3,147,376
Loan payable to Communication Bank of China, annual interest rate of 8.528%, due by November 25, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze	1,584,234	1,573,688
	$4,752,701	$4,721,064

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 14—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2012 and December 31, 2011, accounts payable and accrued liabilities are as follows:

	March 31,	December 31,
	2012	2011
Accounts payable	$108,679	$278,240
Other taxes payable	20,457	19,483
Others	37,507	18,750
	$166,643	$316,473

NOTE 15—DUE TO AN PULUO

As of March 31, 2012 and December 31, 2011, amounts due to An Puluo are as follows:

		March 31,	December 31,
	Note	2012	2011
Payable for purchase of finished goods	(a)	$560,171	$954,363
Profit sharing payable	(b)	137,112	136,200
		$697,283	$1,090,563

In August 2011, the Company entered into a collaborative agreement (the “Agreement”) with an unrelated processed pork producer, An Puluo, to pursue retail business opportunities, under an exclusive right, of An Puluo processed pork products. This cooperative will allow the Company to begin to brand their name, “Tianli An Puluo”, with upscale consumers in greater Wuhan City.

At the inception of the collaborative retail business, the Company evaluated the facts and circumstances specific to the arrangement and has determined that it is the principal participant, and accordingly costs incurred and revenue generated from third parties are recorded on a gross basis in the Company's financial statements.

(a) According to the Agreements, the Company purchases processed pork products from An Puluo for retail sales in Wuhan City. During the three months ended March 31, 2012, purchases of processed pork products from An Puluo were $1,602,891, and the payable to An Puluo for purchases of processed pork products was $560,171 as of March 31, 2012.

(b) Also according to the Agreements the Company and An Puluo share the net income of the cooperative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing payable to An Puluo was $137,112 and $136,200 as of March 31, 2012 and December 31, 2011.

The amounts disclosed above do not include transactions with third parties other than An Puluo, or other costs associated with the products under the collaborative arrangement.

Index
TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 16—OTHER PAYABLES

Other payables at March 31, 2012 and December 31, 2011 were $1,598,317 and $781,037, respectively. Included in other payables as of March 31, 2012 were deposit payables of $1,417,137 and a payable to an investment relationship consultant of $180,880. At December 31, 2011, other payables were comprised mainly of deposits payable of $600,158 and payable to an investment relationship consultant of $180,880.

During the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2012 and December 31, 2011, deposits from farmers were $1,417,137 and $600,158, respectively.

The amortization of deposit payables for the three months ended March 31, 2012 and 2011 was $9,424. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2012	$39,696
2013	$39,696
2014	$39,696
2015	$39,696
2016	$39,696
Thereafter	$1,218,657

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $120,923 and $120,326 as of March 31, 2012 and December 31, 2011, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of March 31, 2012 and December 31, 2011, it had 10,135,000 shares issued and outstanding, respectively.

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

On December 6, 2010 the Company granted 26,000 options with an exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the three month periods ended March 31, 2012 and 2011, the amortization of these options amounted to $5,343, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of March 31, 2012 and December 31, 2011 and the activity during the three months ended March 31, 2012.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2012	26,000	$6.00	210,000	$7.21
Exercisable at March 31, 2012	19,500	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.68 years and 3.20 years, respectively. The market value of the Company’s common stock was $1.63 as of March 31, 2012 and December 31, 2011, respectively. The intrinsic value of the outstanding options and the warrants as of March 31, 2012 and December 31, 2011 was $0.

NOTE 19—STATUTORY RESERVES

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

•
The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserves amounted to $2,416,647 as of March 31, 2012 and December 31, 2011, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2012 and December 31, 2011, 91% and 87% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the three months ended March 31, 2012 and 2011, there were two customers that accounted more than 10% of the Company's revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 21—GOVERNMENT SUBSIDIES

The Company received subsidies of $134,647 and $190,297 in the three months ended March 31, 2012 and 2011, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 22—SEGMENT INFORMATION

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

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

The segment data presented below were prepared on the same basis as the Company’s consolidated financial statements.
Three Months Ended March 31, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$6,706,421	$1,099,768	$7,806,189
Inter-segment revenues	-	-	-
Revenues from external customers	$6,706,421	$1,099,768	$7,806,189
Segment income	$973,520	$(5,653)	$967,867
Unallocated corporate loss			(261,169)
Income before income taxes			706,698
Income taxes			-
Net income			$706,698
Other segment information:
Depreciation and amortization	$742,261	$14,484	$756,745

Three Months Ended March 31, 2011	Hog Farming	Retail	Consolidated
Segment revenues	$5,906,966	$-	$5,906,966
Inter-segment revenues	-	-	-
Revenues from external customers	$5,906,966	$-	$5,906,966
Segment income	$2,169,745	$-	$2,169,745
Unallocated corporate loss			(332,276)
Income before income taxes			1,837,469
Income taxes			-
Net income			$1,837,469
Other segment information:
Depreciation and amortization	$435,328	$-	$435,328

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 22—SEGMENT INFORMATION (CONTINUED)

As of March 31, 2012	Hog Farming	Retail	Consolidated
Total segment assets	$46,707,383	$899,922	$47,607,305
Other unallocated corporate assets			726,460
			$48,333,765
Other segment information:
Expenditures for segment assets	$1,730,924	$16,539	$1,714,463

As of December 31, 2011
Total segment assets	$44,631,850	$1,402,844	$46,034,694
Other unallocated corporate assets			1,032,821
			$47,067,515
Other segment information:
Expenditures for segment assets	$14,257,509	$142,045	$14,399,554

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 23—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2012 and December 31, 2011.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2012 and 2011 was $22,012 and $13,213, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2012 under all non-cancelable leases for years ending December 31:

Operating Leases
2012 (full year)	$84,593
2013	$82,866
2014	$82,866
2015	$82,866
2016	$82,866
Thereafter	$1,679,594

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 24—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	March 31,	December 31,
	2012	2011
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$537,055	$533,480

Capital expenditures

The Company has been actively pursuing the acquisition of additional hog farms and upgrading its existing farms. As of March 31, 2012 and December 31, 2011, the Company had deposited $681,189 and $750,992, respectively, included in construction in progress, for building a new feed processing facility, new refrigerator, and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of March 31, 2012, the Company provided funds totaling $5.59 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”), and has recently entered into an agreement that provides it with the ability to sell finished pork products through selected retail channels. We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of March 31, 2012, Fengze owned and operated eleven commercial hog farms in the Wuhan City area with an annual production capacity of approximately 170,000 hogs when the most recently acquired tenth and eleventh farms reach full capacity.

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and which will produce up to 20,000 hogs annually at full production. On May 12, 2011, we completed the acquisition of our eleventh farm from An Puluo Food Processing Co., Ltd. (“An Puluo”), located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. This farm will produce up to 20,000 hogs annually once it reaches full production. Our tenth farm had achieved full production by the fourth quarter of 2011 but now is operating slightly below capacity due to the use of contaminated food which impacted a number of our farms in late 2011.

On June 22, 2011, Fengze established its wholly owned subsidiary, Tianzhili. Tianzhili is engaged in the business of raising black hogs in conjunction with local farmers near Enshi City, Hubei Province. Tianzhili will sell black hogs to An Puluo or other slaughter houses.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels through the acquisition of farms and our participation in the Black Hog Program discussed below, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In addition to breeding, raising and selling hogs, in August, 2011, we entered into a collaborative agreement to distribute processed pork products at major retail stores in greater Wuhan City.

In an effort to significantly increase the scale of our operations,  we concluded a series of agreements (the “Exclusivity Agreements”) in 2011 with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat.  The Company estimates that the price of Enshi black hog meat is currently approximately 35% above the price of typical lean pork meat.  The agreements also call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which typical lean white pork meat sells.

Index

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction of up to 1,000 program farmers by the end of this year, of which over 386 program farmers have been completed and put into use as of March 31, 2012. The goal is to achieve a production capacity of 40,000 hogs during 2012 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

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

Index

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Commencing in the third quarter of 2011, we began to derive revenue from our retail collaborative venture, Tianli An Puluo. In August 2011, Fengze and An Puluo signed a collaborative agreement to pursue a retail business, under which the venture had exclusive right to sell An Puluo processed pork products at retail under the brand name “Tianli An Puluo”, in greater Wuhan City. We are the principal participant of this collaborative arrangement and accordingly the costs incurred and revenue generated from this business are recorded on a gross basis in our financial statements. According to the cooperative agreement, Fengzi and An Puluo share the net profit (after tax) from this business on a ratio of 60% vs 40%.

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2011 filed on March 15, 2012.

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

Index

Government action in our industry. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit. Likewise it is possible that the government could implement some form of price controls that could adversely impact our ability to price our products high enough to recover increases in costs such as feed.

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

Expansion. We believe we must continue to expand our production capacity to attain additional market share. Since 2006, we have acquired the assets of several hog farms including Hengdian farm (the Company’s tenth farm), which was acquired in December 29, 2010, and the assets of the An Puluo farm (the Company’s eleventh farm), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province and was acquired in May 12, 2011. If we fail to make acquisitions or expand our production capacity, our revenue growth could slow down.

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

Taxes. We believe that the provisions of the PRC’s Enterprise Income Tax law currently provide our hog breeding operations with an exemption from PRC income taxes, VAT taxes and business service taxes. If this understanding is incorrect or if the law or interpretations of the law change, this could significantly impact the Company’s net operating results.

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

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs for sale, we incur a number of costs that represent the costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes expenses such as the amortization of the sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense and sewage charges.  We incur a number of costs related to our retail operation included in cost of goods sold, including the cost of processed pork products, employee wages, fees to the stores in which we are located and 40% sharing with An Puluo of the net income from our cooperative retail business.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses are the materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary components of our hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover increased costs resulting from higher prices by increasing the prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Transition to public company. As we are now a public company, our administrative costs have increased materially, including audit, legal, travel to the United States, investor relations and advisor costs as well as the need to comply with detailed reporting requirements.

Number of customers. The more customers we have, the greater the likelihood that related selling expenses, travel expenses and other similar costs will increase. At present, we sell substantially all of our hogs to a relatively small number of customers. We believe this concentration of customers has allowed us to focus our marketing and selling efforts.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. During the year of 2011, we signed 7 joint development agreements, for a period of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog farms or hog rearing facilities in which the farmers will grow the black hogs for sale to us.  Pursuant to these joint development agreements, title to these small-scale hog farms and rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of March 31, 2012, we have paid a total of $5.59 million to build these hog rearing facilities, including hog rearing facilities for 3 local cooperatives of $1.19 million which had been completed and are in use and other hog rearing facilities for another 4 local cooperatives of $4.40 million which $3.11 million of rearing facilities had been completed and are in use and the remaining of $1.29 million of facilities were not yet completed or put into use.

Index

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2012	2011	Net Change	Change
Sales	$7,806,189	$5,906,966	$1,899,223	32%
Cost of goods sold	6,067,706	3,443,820	2,623,886	76%
Gross profit	1,738,483	2,463,146	(724,663)	(29%)
Selling, general and administrative expenses	1,075,101	807,156	267,945	33%
Income from operations	663,382	1,655,990	(992,608)	(60%)
Interest expense, net	(93,655)	(10,273)	(83,382)	812%
Subsidy income	134,647	190,297	(55,650)	(29%)
Other income	2,324	1,455	869	60%
Net other income	43,316	181,479	(138,163)	(76%)
Income before income taxes	706,698	1,837,469	(1,130,771)	(62%)
Income taxes	-	-	-	-
Net income	$706,698	$1,837,469	$(1,130,771)	(62%)

Revenues. Our revenues increased by $1,899,223 or approximately 32% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This growth was mixed and included 34% increase from sales of our market hogs, a 16% decrease in sales from our breeder hogs and the inclusion of our retail sales which began in the third quarter of 2011 and contributed 14% of our revenues in the first quarter of 2012. We sold approximately 34% more market hogs in the first quarter of 2012 than in the same period of 2011, at an average price per hog that was the same with that in the comparable 2011 period. As a result, sales revenue attributable to market hogs increased by approximately 34%. Market hogs realized strong growth in sales in the first quarter of 2012, thus accounting for approximately 60% of sales revenue in the first quarter of 2012, slightly up from 59% of sales revenue in the same period of 2011, despite the inclusion of retail sales in our total sales revenue. This increase was offset by the weaker market demand for our breeder hog. We sold approximately 14% fewer breeder hogs in the first quarter of 2012 than we sold in the same period of 2011, at an average price per hog 3% less than in the comparable 2011 period. As a result, sales revenue attributable to breeder hogs slipped by approximately 16%. Our sales of breeder hogs decreased in part because the feeding costs of hogs began to increase markedly beginning in late 2011 which caused hog farmers to slow down their purchases of breeder hogs. Additionally, the contamination in our feed which occurred in December 2011 caused us to lose approximately 500 breeder hogs that otherwise would have been available for sale in the first quarter of 2012. The combination of these factors caused us to sell fewer breeder hogs in the first quarter of 2012 than in the same period of 2011.

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended March 31, 2012 and 2011.

Sales by Products
	Three Months Ended March 31,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	6,766	$298	$2,017,480	7,884	$306	$2,415,574
Market Hogs	20,329	$231	4,688,945	15,136	$231	3,491,392
Total	27,095	$288	$6,706,425	23,020	$257	$5,906,966

Index
	Three Months Ended March 31,
	2012			2011
	Metric Tons	Average Price/Metric Ton	Sales	Metric Tons	Average Price/Metric Ton	Sales
Processed pork products	193	$5,698	$1,099,768	-	$-	$-

Profit Margins. Our gross profit margins were 22% and 42% in the first quarter of 2012 and 2011, respectively. The impact of the increased feed cost caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 31% and 50% in the first quarter of 2012 and 2011, respectively, and the gross margins for market hogs was 15% and 36% in the first quarter of 2012 and 2011, respectively. The gross margin from our processed pork products sold through retail channels was 40% in the first quarter of 2012. The decrease in the gross margins for breeder hogs and market hogs is mainly due to soaring feed cost in China and competition from imported pork products. Comparing the first three months of 2012 and 2011, the purchase price of corn has increased to $403 in 2012 or 18% from $342 per ton in the first quarter in 2011.

Expenses. Selling, general and administrative expenses increased by $267,945 in the first quarter of 2012 as compared to the same period in 2011. The increase was primarily from $329,356 of selling expenses from our retail segment that commenced operations in the third quarter of 2011.

Net Other Income. Net other income decreased from $181,479 for the three months ended March 31, 2011 to $43,316 for the three months ended March 31, 2012, a net decrease of $138,163, which was primarily due to the decrease of $55,650 in the subsidy income received from the Chinese government and an increase of $83,382 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. Revenues generated from our retail business cooperative with An Puluo are subject to 13% VAT rate.

Net Income. Our net income for the three months ended March 31, 2012 and 2011 was $706,698 and $1,837,469, respectively. The 62% decrease in net income is primarily the result of higher hog feeding costs in our hog farming segment, which increased from $3,443,820 in the first three months of 2011 to $5,404,414 in the same period of 2012.

Index

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2012 our working capital was $11,597,076 as compared to $11,865,004 at December 31, 2011, reflecting a lower accounts receivable balance of $550,546 as compared to $994,329 and a slight higher cash and cash equivalent balance of $6,788,660 at March 31, 2012, compare to a balance of $6,518,533 at December 31, 2011. The components of this slight increase in cash of $270,127 are discussed below.

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$2,445,777	$(8,060)
Net cash used in investing activities	(1,747,463)	(4,244,596)
Net cash used in financing activities	(401,517)	-
Exchange rate effect on cash	(26,670)	270,006
Net cash inflow (outflow)	$270,127	$(3,982,650)

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2012 totaled $2,445,777. Cash flow pertaining to operating activities included the Company’s net income for the first three months of 2012 of $706,698, depreciation and amortization of $682,040, bad debt allowance of $6,840, stock-based expense of $5,343, a decrease from accounts receivable of $451,491 and prepaid expenses of $75,126, and an increase from other payables of $815,144. These favorable factors were offset by an increase in inventory of $57,753, an increase in advances to suppliers of $142,095 and a decrease from accounts payable of $152,305.

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

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 totaled $1,747,463. This included additions to construction in progress of $1,331,897 for establishing and upgrading hog farms, $63,687 of plant and equipment investments, and $351,879 for additions to our breeder stock.

Net cash used in investing activities for the three months ended March 31, 2011 totaled $4,244,596. This included $1,504,405 of plant and equipment investments, $1,119,453 of additions to our breeder stock, $913,601 pertaining to an additional deposit on the An Puluo farm, $509,025 as the land using right and the related prepaid rents acquired in the purchase of the assets of our tenth farm , and approximately $360,000 for upgrading the tenth farm.

Cash Provided by Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities was $401,517. The activity was comprised of a decrease in the amount due to An Puluo which was majorly from a reduction of $394,192 in payables for purchase of processed pork products from An Puluo.

Index

For the three months ended March 31, 2011, there was no financing activity.

Commitments for Capital Expenditures

We have been actively upgrading our existing farms and building up hog rearing facilities for our Black Hog Program participants. As of March 31, 2012, the Company had deposited $681,189 for building a new feed processing facility and the improvement of several of our existing hog farms and $1,290,834 for building hog rearing facilities for our Black Hog Program participants. The remaining amount due will be paid upon completion of the various projects which is expected to occur before the end of 2012.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of March 31, 2012, we provided funding totaling $5.59 million to local independent farmers to construct hog rearing facilities in which the farmers will grow the black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

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

Index

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

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 which are incorporated by reference into this report.

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

TIANLI AGRITECH, INC.

May 14, 2012	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

May 14, 2012	By:	/s/ Guofu ZHANG
Guofu Zhang Chief Financial Officer (Principal Financial and Accounting Officer)