Form 10-Q
period 2012-06-30
Tianli Agritech, Inc.
filed 2012-08-09
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2012, the Registrant had outstanding 10,135,000 shares of common stock, par value $0.001 per share.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,697,854	$6,507,742
Accounts receivable	127,265	126,866
Inventories	9,207,605	9,578,040
Advances to suppliers	226,648	-
Prepaid expenses	199,550	164,664
Loan to An Puluo	-	1,101,582
Other receivables	251,182	154,775
Assets - discontinued operations	-	1,402,842
Total Current Assets	15,710,104	19,036,511
Long-term prepaid expenses	1,735,345	1,818,399
Plant and equipment, net	21,031,864	17,676,999
Construction in progress	1,358,505	3,126,317
Biological assets, net	4,645,060	3,886,580
Land use rights, net	1,508,825	1,522,709
Total Assets	$45,989,703	$47,067,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$2,345,892	$4,721,064
Accounts payable and accrued liabilities	136,231	172,541
Due to An Puluo	-	35,951
Other payables	2,041,411	781,037
Due to related party	125,725	120,326
Liabilities - discontinued operations	-	1,198,544
Total Liabilities	4,649,259	7,029,463

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares
authorized, 10,135,000 shares issued and outstanding on June 30, 2012 and December 31, 2011)	10,135	10,135
Additional paid in capital	13,530,963	13,520,276
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	22,817,406	21,795,072
Accumulated other comprehensive income	2,565,293	2,295,922
Total Stockholders’ Equity	41,340,444	40,038,052
Total Liabilities and Stockholders’ Equity	$45,989,703	$47,067,515

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$6,391,343	$7,670,429	$13,097,764	$13,577,395
Cost of goods sold	5,589,803	4,452,623	10,994,216	7,896,443
Gross profit	801,540	3,217,806	2,103,548	5,680,952

General and administrative expenses	425,207	610,983	1,058,674	1,380,957
Selling expenses	1,253	25,128	1,253	62,310
Income from operations	375,080	2,581,695	1,043,621	4,237,685

Other income (expense):
Interest expenses and bank charges	(85,692)	(98,700)	(179,358)	(108,973)
Subsidy income	27,339	22,970	161,986	213,267
Other income (expense)	(44,927)	(26,814)	(43,094)	(25,359)
Total other income (expense)	(103,280)	(102,544)	(60,466)	78,935

Income before income taxes	271,800	2,479,151	983,155	4,316,620
Income taxes	-	-	-	-
Net income from continuing operations	271,800	2,479,151	983,155	4,316,620

Discontinued operations:
Gain from operations of discontinued component, net of taxes	43,836	-	39,179	-
Net income	$315,636	$2,479,151	$1,022,334	$4,316,620

Earnings per share:
Basic and diluted weighted average shares	10,135,000	10,125,000	10,135,000	10,125,000
Basic and diluted earnings per share from continuing operations	$0.03	$0.24	$0.10	$0.43
Basic and diluted earnings per share from discontinued operations	$-	$-	$-	$-

Comprehensive income:
Net income	$315,636	$2,479,151	$1,022,334	$4,316,620
Unrealized foreign currency translation adjustment	21,566	273,638	269,371	461,419
Comprehensive income	$337,202	$2,752,789	$1,291,705	$4,778,039

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,022,334	$4,316,620
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,487,841	979,443
Amortization of prepaid rental expenses	96,293	-
Bad debt expense	-	104,245
Stock-based compensation	10,687	173,581
Gain on disposal of biological assets	-	(168,710)
Loss from disposal of construction in progress	49,344	-
Changes in operating assets and liabilities:
Accounts receivable	519	(67,791)
Inventories	440,097	(2,324,369)
Advances to suppliers	(226,871)	707,637
Prepaid expenses	(149,952)	79,307
Other receivables	(40,618)	(1,088,237)
Accounts payable and accrued liabilities	(37,595)	42,602
Other payables	1,257,271	-
Net cash provided by operating activities from continuing operations	3,909,350	2,754,328
Net cash used in operating activities from discontinued operations	114,969	-
Net cash provided by operating activities	4,024,319	2,754,328

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	1,110,635	-
Payment for long-term prepaid expenses	-	(85,701)
Purchase of plant and equipment	(161,998)	(1,693,392)
Purchase of farms	-	(2,152,543)
Addition to construction in progress	(2,628,812)	(2,198,927)
Proceeds from disposal of construction in progress	571,025	-
Purchase of biological assets	(1,346,696)	(1,515,063)
Proceeds from disposal of biological assets	-	267,732
Net cash used in investing activities	(2,455,846)	(7,377,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	-	(305,759)
Repayment of short-term loans	(3,173,243)	-
Proceeds from short-term loans	761,578	3,057,590
Net cash provided by (used in) financing activities	(2,411,655)	2,751,831

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,304	137,456
NET DECREASE IN CASH	(809,888)	(1,734,279)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,507,742	7,983,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,697,854	$6,249,514

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$191,357	$36,075
Income tax paid	$-	$-

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze and Tianzhili are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

WFOE also entered into a Pledge of Equity Agreement (the “PEA”) with the Principal Stockholders, who pledged all their equity interest in these entities to WFOE. The PEA, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholder’s equity interest in WFOE as a guarantee for the entrustment payment under the EMA.

In addition, WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in these entities at such time as it determined to do so provided such acquisition is then permitted by the PRC laws.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

On May 12, 2011, the Company acquired its eleventh farm from An Puluo Food, Inc. (“An Puluo”), which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of $2.2 million.

On June 22, 2011, Fengze established a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engages in the business of raising and selling black hogs, some of the meat of which is to be sold through several major Chinese retail channels pursuant to a collaborative agreement with An Puluo that commenced in the third quarter of 2011. This collaborative agreement has been terminated as of June 15, 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights and biological assets, and assumptions used in assessing impairment for long-term assets.

Principles of Consolidation

Pursuant to US GAAP, Fengze is the VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, the VIE has been consolidated in the Company’s financial statements.

Based on the Exclusive agreements, the Company is able to exercise control over Fengze, and obtain the financial interests such as the periodic income of Fengze through the EMA, PEA, and OA and to acquire the net assets of Fengze through purchase of its equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements, the amount of controlling interest of the Fengze shareholders, who are holding shares of Fengze for the Company, is zero. They exercise no control over Fengze and no financial interests of ownership are due to them either for periodic income or the net assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the accounts receivable balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Management believes that accounts receivable are fully collectable. No allowance for doubtful accounts has been provided as of June 30, 2012 and December 31, 2011.

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

Prepaid Expenses

Prepaid expenses at June 30, 2012 and December 31, 2011 totaled $199,550 and $164,664, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2012 and 2011.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. Starting from the quarter ended September 30, 2011, the Company also generates revenue from selling processed pork products to retailers. The revenues from retail business have been discontinued as of June 15, 2012.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the collaborative agreements with An Puluo, the Company is the principal in the transaction and the Company records revenues when An Puluo sells the product and title passes to its customer. The Company and An Puluo share the profit from this collaborative business and all profit sharing to An Puluo is recorded as part of cost of sales in the Company’s consolidated statements of income. On June 15, 2012, the Company terminated the collaborative agreement with An Puluo.

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company is permitted to retail pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities are responsible for remitting to the Company the sales revenue that they collect on behalf of the Company, less any fees for operating a retail operation in their facility. As of June 30, 2012 and December 31, 2011, the retailers owed the Company $1,197,902 and $994,329, respectively, accounted for as accounts receivable of the Company. The receivable as of June 15, 2012, along with all assets and liabilities generated and incurred under the collaborative arrangement, has been assumed by An Puluo after the Company terminated the collaborative arrangement as An Puluo has the capacity to operate a retail operation. Net assets and liabilities that arose under this terminated collaborative arrangement have been resolved as of June 30, 2012 and are reflected as $0 in net assets and liabilities of discontinued operations.

According to the agreement, the Company and An Puluo share the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the six months ended June 30, 2012 and 2011 was $26,120 and $0, respectively. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement. As of December 31, 2011 profit share payable to An Puluo is reflected in liabilities of discontinued operations.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of June 30, 2012 their operations are in one segment, that of hog farming. While the Company operated under the obligations due under their collaboration agreement with An Puluo they operated under two segments, that of hog farming and retail pork product sales. Subsequent to the cancellation of the collaboration agreement on June 15, 2012 the Company operates in the hog farming segment only.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2012 and December 31, 2011.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 13% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from its customers. As of June 30, 2012 and December 31, 2011, the Company has no VAT payable with respect to its retail operations as they were resolved with An Puluo upon termination of the collaborative arrangement.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the six months periods ended June 30, 2012 and 2011.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of June 30, 2012 and December 31, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.31 per US dollar and RMB 6.35 per US dollar as of June 30, 2012 and December 31, 2011, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2012 and 2011, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.30 and RMB 6.57 per US dollar for the six months ended June 30, 2012 and 2011, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

As of June 30, 2012 and December 31, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 3—DISCONTINUED OPERATIONS

On June 15, 2012, the Company entered into a termination agreement with An Puluo to terminate its collaborative agreement retail business.

Pursuant to the termination agreement, starting from June 15, 2012, the Company cancelled their collaborative agreement with An Puluo. After the termination, the Company no longer has any operations in a retail segment. As of June 15, 2012, the Company had realized accumulated retained earnings of $240,286 from its collaborative arrangement with An Puluo since the inception of the collaboration.

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $39,179 and $0, for the six months ended June 30, 2012 and 2011, respectively.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Six Months Ended June 30,
	2012	2011
Revenues	$1,902,575	$-
Net gain from discontinued operations	$39,179	$-

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts receivable	$127,265	$126,866
Less: Allowance for doubtful accounts	-	-
	$127,265	$126,866

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 5—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$1,430,741	$1,208,405
Work in process—biological assets	4,196,192	4,613,624
Infant hogs	3,580,672	3,756,011
Finished goods	$9,207,605	$9,578,040

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2012 and December 31, 2011, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of June 30, 2012 and December 31, 2011, advances to suppliers amounted to $226,648 and $0, respectively.

The balance as of June 30, 2012 included deposits of $172,597 and $42,141 for the purchase of breeding hogs and water waste treatment equipment, respectively.

NOTE 7—OTHER RECEIVABLES

At June 30, 2012 and December 31, 2011, the Company reported other receivables of $251,182 and $154,775, respectively, including an allowance for doubtful receivables of $55,478 and $55,079.

NOTE 8—LOAN TO AN PULUO

As of June 30, 2012 and December 31, 2011, the Company had a loan to An Puluo of $0 and $1,101,582, respectively. The loan receivable was non-interest bearing, unsecured and due on demand. This loan was collected on May 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2012	2011
Buildings	$21,243,499	$17,321,424
Vehicles	685,988	681,067
Office equipment	100,256	262,679
Production equipment	2,863,100	2,765,132
	25,141,023	21,030,302
Less: Accumulated depreciation	(4,109,159)	(3,353,303)
	$21,031,864	$17,676,999

On May 12, 2011, the Company acquired from An Puluo its eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $732,338 and $526,252 for the six month periods ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, depreciation expense was $376,820 and $281,123, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2012 and December 31, 2011, the construction in progress was $1,358,505 and $3,126,317, respectively.  Included in this amount were:

-	$89,820 for building up a new feed processing facility, a new refrigerator and the improvements of several of the Company’s hog farms; and

-
$1,268,685 funding to local independent farmers to construct small-scale hog farms. During the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within their cooperatives, which are sufficient for the Company’s requirements for these local farmers to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plants and equipment included in these small-scale hog rearing facilities belongs to the Company with the individual farmers having the right to use the constructed physical plant and equipment. As of June 30, 2012, the Company has expended a total of $6.22 million to build these hog rearing facilities. With respect to three of the cooperatives, the Company has purchased $1.19 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of June 30, 2012. With regard to four of the cooperatives, the Company has purchased $5.03 million of hog rearing facilities and equipment, including $3.76 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of June 30, 2012. The remaining balance of $1.27 million which has not been completed and is not operational is included in construction in progress as of June 30, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm.  The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2012 and December 31, 2011, deposits from farmers were $1,828,672 and $600,157, respectively, and were included in other payables.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30,	December 31,
	2012	2011
Breeding hogs	$6,358,385	$4,977,039
Less: Accumulated amortization	(1,713,325)	(1,090,459)
	$4,645,060	$3,886,580

Amortization of the biological assets, included as a component of inventory, for the six month periods ended June 30, 2012 and 2011 was $615,589 and $418,582, respectively, and for the three months ended June 30, 2012 and 2011 was $303,474 and $238,940.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Long-term prepaid rental expenses	$1,777,888	$1,765,130
Others	85,593	136,546
	1,863,481	1,901,676
Less: Accumulated amortization	(128,136)	(83,277)
	$1,735,345	$1,818,399

Amortization expense for the six months ended June 30, 2012 and 2011 was $96,293 and $13,397, respectively. For three months ended June 30, 2012 and 2011, the amortization expense was $27,940 and $13,397.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $192,586 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Land use rights	$1,680,451	$1,668,393
Less: Accumulated amortization	(171,626)	(145,684)
	$1,508,825	$1,522,709

For the six months ended June 30, 2012 and 2011, the amortization expense was $24,914 and $21,212, respectively. Amortization expense for the three month periods ended June 30, 2012 and 2011 was $12,447 and $10,655, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $49,828 per annum.

NOTE 14—SHORT-TERM LOANS

As of June 30, 2012 and December 31, 2011, the short-term loans are as follows:

	June 30,	December 31,
	2012	2011
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	$-	$3,147,376
Loan payable to Communication Bank of China, annual interest rate of 8.528%, due by November 25, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze	1,585,062	1,573,688
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by May 23, 2013.	760,830	4,721,064
	$2,345,892	$4,721,064

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2012 and December 31, 2011, accounts payable and accrued liabilities are as follows:

	June 30,	December 31,
	2012	2011
Accounts payable	$135,685	$153,058
Other taxes payable	546	19,483
Others	$136,231	$172,541

NOTE 16—DUE TO AN PULUO

As of June 30, 2012 and December 31, 2011, amounts due to An Puluo are as follows:

	June 30,	December 31,
	2012	2011
Payable for purchase of finished goods	$-	$35,951
Profit sharing payable	-	-
	$-	$35,951

In August 2011, the Company entered into a collaborative agreement (the “Agreement”) with an unrelated pork processor, An Puluo, to pursue retail business opportunities, under an exclusive right, selling An Puluo processed pork products. In conjunction with the Agreement the Company purchased processed pork from An Puluo, after which the collaborative aspect of the Agreement in retail marketing the pork products commenced.

At the inception of the collaborative retail business, the Company evaluated the facts and circumstances specific to the arrangement and has determined that it is the principal participant, and accordingly costs incurred and revenue generated from third parties are recorded on a gross basis in the Company’s financial statements.

As of June 15, 2012, this collaborative agreement had been canceled.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 17—OTHER PAYABLES

Other payables at June 30, 2012 and December 31, 2011 were $2,041,411 and $781,037, respectively. Included in other payables as of June 30, 2012 were deposit payables of $1,828,672 and a payable to an investment relationship consultant of $180,880. At December 31, 2011, other payables were comprised mainly of deposits payable of $600,157 and a payable to an investment relationship consultant of $180,880.

During the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms on which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2012 and December 31, 2011, deposits from farmers were $1,828,672 and $600,157, respectively.

The amortization of deposit payables for the six months ended June 30, 2012 and 2011 was $29,145 and $0. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2012	$58,290
2013	$58,290
2014	$58,290
2015	$58,290
2016	$58,290
Thereafter	$1,537,222

NOTE 18—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $125,725 and $120,326 as of June 30, 2012 and December 31, 2011, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 19—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of June 30, 2012 and December 31, 2011, it had 10,135,000 shares issued and outstanding, respectively.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 19—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of June 30, 2012 and December 31, 2011 and the activity during the six months ended June 30, 2012.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2012	26,000	$6.00	210,000	$7.21
Exercisable at June 30, 2012	19,500	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.43 years and 2.95 years, respectively. The market value of the Company’s common stock was $1.20 and $1.26 as of June 30, 2012 and December 31, 2011, respectively. The intrinsic value of the outstanding options and the warrants as of June 30, 2012 and December 31, 2011 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserves amounted to $2,416,647 as of June 30, 2012 and December 31, 2011, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 21—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2012 and December 31, 2011, 90% and 86% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the six months ended June 30, 2012 and 2011, there were two customers that accounted for more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 22—GOVERNMENT SUBSIDIES

The Company received subsidies of $161,986 and $213,267 during the six months ended June 30, 2012 and 2011, respectively for recurring breeder hog subsidies and for an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 23—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of June 30, 2012 and December 31, 2011.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2012 and 2011 was $43,126 and $80,139, respectively. For the three months ended June 30, 2012, the operating leases were $21,114 and $28,876.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2012 under all non-cancelable leases for years ending December 31:

Operating Leases
2012 (full year)	$84,525
2013	$82,799
2014	$82,799
2015	$82,799
2016	$82,799
Thereafter	$1,678,235

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 23—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	June 30,	December 31,
	2012	2011
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$-	$533,480

Capital expenditures

As of June 30, 2012 and December 31, 2011, the Company had deposited $89,820 and $750,992, respectively, included in construction in progress, for building a new feed processing facility, new refrigerator, and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of June 30, 2012, the Company provided funds totaling $6.22 million to construct small-scale hog farms for local hog farmers in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE 24—SUBSEQUENT EVENT

On June 28, 2012, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., the Company’s variable interest entity (“Fengze”), entered into a Marketing Consulting Agreement with Yu Wang, Yan Liu, Xiaoxu Liu (collectively, the “Consultants”) with respect to its black hog products program. The Consultants have been engaged to promote the sales of Fengze’s black hog products in North China, with an emphasis on Beijing, Tianjin and neighboring areas. The agreement provides that the Consultants are responsible for (i) conducting market research and analysis of the market for black hogs in the North China area, establishing the marketing channel, and ensuring Fengze’s black hog products can be quickly entered into the principal supermarkets, farmers’ markets, state organizations, schools and high-grade hotels in Beijing and Tianjin within the cost parameters established by Fengze; and (ii) recommending the principal distributors of pork products and the slaughterhouses and other service providers to be utilized by Fengze in the North China area. In addition, the Consultants are to assist Fengze in establishing North China market cooperation networks to ensure the black hogs successfully enter the North China market. The term of the agreement is two years. In consideration for their services each of the Consultants is to receive 320,000 common shares of Tianli Agritech, Inc., subject to the obligation to return a portion of the shares if sales are less than 30,000 units by December 30, 2013. The agreement provides that if the sales volume of Fengze’s black hog products in Beijing, Tianjin and neighboring areas by December 30, 2013 is less than 30,000 units, the Consultants will forfeit that number of shares corresponding to the percentage of the difference between the actual sales volume of Fengze’s black hog products and 30,000. The 960,000 shares had not been issued as of June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”). We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of June 30, 2012, Fengze owned and operated eleven commercial hog farms in the Wuhan City area with an annual production capacity of approximately 170,000 hogs when the most recently acquired tenth and eleventh farms reach full capacity.

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and which will produce up to 20,000 hogs annually at full production.  On May 12, 2011, we completed the acquisition from An Puluo Food, Inc. (“An Puluo”) of our eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. This farm also will produce up to 20,000 hogs annually once it reaches full production.  Our tenth farm had achieved full production by the fourth quarter of 2011 but now is operating slightly below capacity due to the use of contaminated food which impacted a number of our farms in late 2011.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels through the acquisition of farms and we intend to take other measures to increase the size and profitability of our business. As one part of this effort, in August, 2011, we entered into a collaborative agreement to distribute processed pork products at major retail stores in greater Wuhan City. This collaborative agreement was canceled at June 15, 2012.

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

The Exclusivity Agreements envision that we, acting through Fengze’s wholly owned subsidiary, Tianzhili, will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction of up to 1,000 program farms by the end of this year, of which over 405 program farms have been completed and put into use as of June 30, 2012. The goal is to achieve a production capacity of 40,000 hogs during 2012 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies.  The price which we will pay the farmers is approximately the price at which typical lean white pork meat sells. The price at which black hog meat sells has certain percentage premium above the price of white hog meat and the premium prices vary in different areas. We believe this will provide sufficient margin to us even if the relative prices change.

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

As of June 30, 2012, we had completed construction of 405 farms participating in our Black Hog Program at a cost of approximately $4.95 million. The annual production capacity of these farms is approximately 40,000 hogs per annum. In addition, as of June 30, 2012, we had spent an additional $1.27 million on another 92 farms that will become operational during the third quarter. Thus, as of June 30, 2012, we had spent in excess of $6 million constructing farms as part of our Black Hog Program. We anticipate that some of the completed farms will have hogs ready to be sold at market during the third quarter and thus, we will begin to receive a return on this significant investment.

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

We receive some subsidies from the government for operating our farms. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, or for the acquisition of certain operating equipment. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

Commencing in the third quarter of 2011, we began to derive revenue from our retail collaborative venture, Tianli An Puluo. In August 2011 Fengze and An Puluo signed a collaborative agreement to pursue a retail business, under which the venture had an exclusive right to sell An Puluo processed pork products at retail. We were the principal participant of this collaborative arrangement and accordingly the costs incurred and revenues generated from this business were recorded on a gross basis in our financial statements. According to the cooperative agreement, Fengzi and An Puluo shared the net profit (after tax) from this business on a ratio of 60% vs 40%. On June 15, 2012, Fengze and An Puluo terminated the collaborative arrangement at retail business.

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

Sales and marketing costs. Sales and marketing costs include advertisement and promotion expenses.

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses is the materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary components of our hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover increased costs resulting from higher prices by increasing the prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. During 2011, we signed 7 joint development agreements, for periods of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog farms or hog rearing facilities in which the farmers will grow the black hogs for sale to us.  Pursuant to these joint development agreements, title to these small-scale hog farms and rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of June 30, 2012, we have paid a total of $6.22 million to build these hog rearing facilities, including hog rearing facilities for 3 local cooperatives of $1.19 million which had been completed and are in use and other hog rearing facilities for another 4 local cooperatives of $5.03 million which $3.76 million of rearing facilities had been completed and are in use and the remaining of $1.27 million of facilities were not yet completed or put into use.

Comparison of the Results of Operations for the Three Months Ended June 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2012	2011	Net Change	Change
Sales	$6,391,343	$7,670,429	$(1,279,086)	(16.68%)
Cost of goods sold	5,589,803	4,452,623	1,137,180	25.54%
Gross profit	801,540	3,217,806	(2,416,266)	(75.09%)
Selling, general and administrative expenses	426,460	636,111	(209,651)	(32.96%)
Income from operations	375,080	2,581,695	(2,206,615)	(85.47%)
Interest expense, net	(85,692)	(98,700)	13,008	(13.18%)
Subsidy income	27,339	22,970	4,369	19.02%
Other expense	(44,927)	(26,814)	(18,113)	67.55%
Net other expense	(103,280)	(102,544)	(736)	0.72%
Income before income taxes	271,800	2,479,151	(2,207,351)	(89.04%)
Income taxes	-	-	-	-
Net income from continuing operations	271,800	2,479,151	(2,207,351)	(89.04%)
Discontinued operations:
Gain from operations of discontinued component, net of taxes	43,836	-	43,836	n/a
Net income	$315,636	$2,479,151	$(2,163,515)	(87.27%)

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended June 30, 2012 and 2011.

Sales by Products

	Three Months Ended June 30,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	6,883	$307	$2,109,855	9,012	$314	$2,833,352
Market Hogs	21,151	$202	4,281,488	18,577	$260	4,837,077
Total	28,034	$228	$6,391,343	27,589	$278	$7,670,429

Revenues. Our revenues decreased by $1,279,086 or approximately 17% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This decrease was mainly caused by the decrease in selling prices for breeder hogs and market hogs. The reduction in sales included an 11% decrease in sales of our market hogs and a 26% decrease in sales of our breeder hogs. We sold approximately 14% more market hogs in the second quarter of 2012 than in the same period of 2011, at an average price per hog that was 22% less than that in the comparable 2011 period. As a result, sales revenue attributable to market hogs decreased by approximately 11%. During the first half of 2012, market demand for breeder hogs was soft as farmers elected not to maintain their capacity as a result of rising feed prices. We sold approximately 24% fewer breeder hogs in the second quarter of 2012 than we sold in the same period of 2011, at an average price per hog 2% less than in the comparable 2011 period. As a result, sales revenue attributable to breeder hogs slipped by approximately 26%.

Our revenues from sales of market hogs declined because of reduced selling prices which resulted from a glut of pork in the market in the first half of 2012, exacerbated by the decision of the Chinese government to allow increased imports into the market during this period. Pork prices in China reached record high levels last winter which caused hog farmers to increase their hog headcount, eventually leading to an increase in the number of hog for sale. Additionally, because of the importance of pork in the diet of Chinese citizens, China’s government allowed increased levels of imported pork to enter the market to release the price pressure on the price of pork. The oversupply of pork also resulted from rising feed prices, which caused farmers to send hogs to market that otherwise might have been kept as breeders. Our sales of breeder hogs decreased because while prices for hogs decreased, feeding costs increased during the second quarter of 2012 which caused hog farmers to reduce their purchases of breeder hogs.

Profit Margins. Our gross profit margins were 13% and 42% in the three months ended June 30, 2012 and 2011, respectively. The impact of the increased feed cost and weaker domestic hog demand from competition of cheaper imported hogs caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 34% and 48% in the second quarter of 2012 and 2011, respectively, and the gross margins for market hogs was 2% and 38% in the second quarter of 2012 and 2011, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to reduced pork prices and increased feed costs in China. The falling pork price since January 2012 was caused by an oversupply of pork and competition from cheaper imported pork products. Comparing the second quarter of 2012 and 2011, the average selling price of our hogs fell from $278 to $228, 18%. Additionally, our cost of goods sold for market hogs has increased 40% because of a surge in hog feed costs.

Expenses. Selling, general and administrative expenses decreased by $209,651 in the second quarter of 2012 as compared to the same period in 2011. The decrease was primarily result of cost control over payroll, entertainment expense, and travel expense.

Net Other Expense. Net other expense increased from $102,544 in the second quarter of 2011 to $103,280 in the same period of 2012, a slight increase of $736.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Net Income. Our net income for the three months ended June 30, 2012 and 2011 was $315,636 and $2,479,151, respectively. The 87% decrease in net income is primarily the result of our revenue decreased $1,279,086 and an increase of $1,137,180 at our cost of goods sold.

Comparison of the Results of Operations for the Six Months Ended June 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

	For Six Months Ended June 30,			Percentage of
	2012	2011	Net Change	Change
Sales	$13,097,764	$13,577,395	$(479,631)	(3.53%)
Cost of goods sold	10,994,216	7,896,443	3,097,773	39.23%
Gross profit	2,103,548	5,680,952	(3,577,404)	(62.97%)
Selling, general and administrative expenses	1,059,927	1,443,267	(383,340)	(26.56%)
Income from operations	1,043,621	4,237,685	(3,194,064)	(75.37%)
Interest expense, net	(179,358)	(108,973)	(70,385)	64.59%
Subsidy income	161,986	213,267	(51,281)	(24.05%)
Other income	(43,094)	(25,359)	(17,735)	69.94%
Net other income (expense)	(60,466)	78,935	(139,401)	(176.60%)
Income before income taxes	983,155	4,316,620	(3,333,465)	(77.22%)
Income taxes	-	-	-	-
Net income from continuing operations	983,155	4,316,620	(3,333,465)	(77.22%)
Discontinued operations:
Gain from operations of discontinued component, net of taxes	39,179	-	39,179	n/a
Net income	$1,022,334	$4,316,620	$(3,294,286)	(76.32%)

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the six months ended June 30, 2012 and 2011.

Sales by Products

	Six Months Ended June 30,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	13,649	$302	$4,127,335	16,896	$311	$5,248,926
Market Hogs	41,480	$216	8,970,429	33,713	$247	8,328,469
Total	55,129	$238	$13,097,764	50,609	$268	$13,577,395

Revenues. Our revenues decreased by $479,631 or approximately 4% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This decrease was the result of decreased revenues from the sales of our breeder hogs. The sales of our breeder hogs were reduced from $5,248,926 to $4,127,335, a decrease of approximately $1.1 million. We sold 3,247 or 19% fewer breeder hogs at a per unit price slightly below prices for 2011. This decrease was offset partly by increased revenues from market hogs. The increase of $641,960 in revenues from market hogs was mixed as we sold 7.767 more market hogs at 13% less per unit.

Profit Margins. Our gross profit margins were 16% and 42% over the six months ended June 30, 2012 and 2011, respectively. The impact of the increased feed cost and weaker domestic hog demand from competition of cheaper imported hogs caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 32% and 49% in the first half of 2012 and 2011, respectively, and the gross margins for market hogs was 9% and 37% in the same periods of 2012 and 2011, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to declining hog prices and soaring feed costs. The declining hog price was the result of an oversupply of hogs, actions taken by the China government to reduce prices, and competition from cheaper imported hogs from foreign countries.

Expenses. Selling, general and administrative expenses decreased by $383,340 in the first half of 2012 as compared to the same period in 2011. The decrease was primarily from the cost control over payroll, entertainment expense, and travel expense.

Net Other Income (Expense). Net other income decreased from $78,935 for the six months ended June 30, 2011 to ($60,466) net other loss for the six months ended June 30, 2012, a net decrease of $139,401, which was primarily due to the decrease of $51,281 in the subsidy income received from the Chinese government and an increase of $70,385 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Net Income. Our net income for the six months ended June 30, 2012 and 2011 was $1,022,334 and $4,316,620, respectively. The 76% decrease in net income is primarily the result of an increase of $3,097,773 or 39% at our cost of goods sold.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2012 our working capital was $11,060,845 as compared to $12,007,048 at December 31, 2011, reflecting cash generated from operations and collection of a loan from An Puluo of $1,101,582 which has been invested in our black hog rearing facilities construction. The cash and cash equivalent balance of $5,697,854 at June 30, 2012, was slightly below the balance of $6,507,742 at December 31, 2011. The decrease in cash resulted from our expenditures on our black hog program and the components of this decrease in cash of $809,888 are discussed below.

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$4,024,319	$2,754,328
Net cash used in investing activities	(2,455,846)	(7,377,894)
Net cash used in financing activities	(2,411,655)	2,751,831
Exchange rate effect on cash	33,304	137,456
Net cash inflow (outflow)	$(809,888)	$(1,734,279)

Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2012 totaled $4,024,319. Cash flow pertaining to operating activities included the Company’s net income for the first half of 2012 of $1,022,334, depreciation and amortization of $1,487,841, stock-based expense of $10,687, a decrease in inventories of $440,097, and an increase in other payables of $1,257,271. These favorable factors were offset by increases in advances to suppliers of $226,871 and prepaid expenses of $149,952, and a decrease in accounts payable of $37,595.

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

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 totaled $2,455,846. This included additions to construction in progress of ($2,628,812) for establishing and upgrading hog farms, primarily new farms for our black hog program, ($1,346,696) for additions to our breeder stock, a repayment of $1,110,635 collected from An Puluo to repay the loan to An Puluo, and proceeds from disposal of construction in progress.

Net cash used in investing activities for the six months ended June 30, 2011 totaled $7,377,894. This included additions to construction in progress of $2,198,927 for establishing and upgrading hog farms, $1,693,392 of plant and equipment investments, $2,152,543 for purchase of farms and $1,515,063 for additions to our breeder stock.

Cash Provided by Financing Activities

For the six months ended June 30, 2012, net cash used in financing activities was $2,411,655. The activity was comprised of repayment of short-term loans of ($3,173,243) and offset in part by proceeds from new short-term loans of $761,578.

For the six months ended June 30, 2011, the Company obtained $3,057,590 in proceeds from new short-term bank loan which was offset in part by a restricted cash balance of $305,759 required in relation to the new bank loan.

Commitments for Capital Expenditures

We have been actively upgrading our existing farms and building up hog rearing facilities for our Black Hog Program participants. As of June 30, 2012, the Company had deposited $89,820 for building a new feed processing facility and the improvement of several of our existing hog farms and $1,268,685 for building hog rearing facilities for our Black Hog Program participants. The remaining amounts due will be paid upon completion of the various projects which is expected to occur before the end of 2012.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of June 30, 2012, we provided funding totaling $6.22 million to local independent farmers to construct hog rearing facilities in which the farmers will grow the black hogs for sale to the Company. We expect to commit further funding for this program during the second half of 2012, and we believe that such funds will be available out of the cash flow generated by operations. We also anticipate that we will begin to derive revenues from our Black Hog Program in the third quarter of 2012 and that a large portion of these revenues will be invested in constructing additional farms for our Black Hog Program.  We currently anticipate that by the end of 2012 we will have constructed and farmers will have commenced operations at farms with an annual aggregate production capacity of approximately 40,000 black hogs per year.

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

TIANLI AGRITECH, INC.

August 10, 2012	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

August 10, 2012	By:	/s/ Guofu ZHANG
Guofu Zhang Chief Financial Officer (Principal Financial and Accounting Officer)