Form 10-Q
period 2012-09-30
Tianli Agritech, Inc.
filed 2012-11-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2012, the Registrant had outstanding 11,135,000 shares of common stock, par value $0.001 per share.

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

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,541,510	$6,507,742
Accounts receivable	187,316	126,866
Inventories	9,584,881	9,578,040
Advances to suppliers	30,305	-
Prepaid expenses	275,926	164,664
Restricted cash	39,563	-
Loan to An Puluo	-	1,101,582
Other receivables, net	250,780	154,775
Assets - discontinued operations	-	1,402,842
Total Current Assets	17,910,281	19,036,511
Long-term prepaid expenses	1,704,648	1,818,399
Plant and equipment, net	21,921,400	17,676,999
Construction in progress	2,616,700	3,126,317
Biological assets, net	4,652,790	3,886,580
Land use rights, net	1,493,989	1,522,709
Total Assets	$50,299,808	$47,067,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$6,330,116	$4,721,064
Accounts payable and accrued liabilities	148,497	172,541
Due to An Puluo	-	35,951
Other payables	2,409,151	781,037
Due to related party	125,574	120,326
Liabilities - discontinued operations	-	1,198,544
Total Liabilities	9,013,338	7,029,463

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 11,135,000 and 10,135,000 shares issued and outstanding on September 30, 2012 and December 31, 2011)	11,135	10,135
Additional paid in capital	14,665,306	13,520,276
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	21,692,200	21,795,072
Accumulated other comprehensive income	2,501,182	2,295,922
Total Stockholders’ Equity	41,286,470	40,038,052
Total Liabilities and Stockholders’ Equity	$50,299,808	$47,067,515

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$6,574,673	$8,090,596	$19,672,437	$21,667,991
Cost of goods sold	5,953,024	4,495,248	16,947,240	12,391,691
Gross profit	621,649	3,595,348	2,725,197	9,276,300

General and administrative expenses	490,723	581,163	1,549,397	1,962,120
Selling expenses	1,131,133	29,379	1,132,386	91,689
Income (loss) from operations	(1,000,207)	2,984,806	43,414	7,222,491

Other income (expense):
Interest expenses and bank charges	(115,429)	(77,334)	(294,787)	(186,307)
Subsidy income	-	9,142	161,838	222,409
Other income (expense)	(9,570)	1,323	(52,516)	(24,036)
Total other income (expense)	(124,999)	(66,869)	(185,465)	12,066

Income (loss) before income taxes	(1,125,206)	2,917,937	(142,051)	7,234,557
Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,125,206)	2,917,937	(142,051)	7,234,557

Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	26,436	39,179	26,436
Net income (loss)	$(1,125,206)	$2,944,373	$(102,872)	$7,260,993

Earnings (losses) per share:
Basic and diluted weighted average shares	10,968,333	10,125,000	10,412,778	10,128,382
Basic and diluted earnings (losses) per share from continuing operations	$(0.10)	$0.29	$(0.01)	$0.72
Basic and diluted earnings per share from discontinued operations	$-	$-	$-	$-

Comprehensive income (loss):
Net income (loss)	$(1,125,206)	$2,944,373	$(102,872)	$7,260,993
Unrealized foreign currency translation adjustment	(64,111)	675,322	205,260	1,136,741
Comprehensive income (loss)	$(1,189,317)	$3,619,695	$102,388	$8,397,734

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(142,051)	$7,234,557
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,138,097	1,641,170
Amortization of prepaid rental expenses	84,200	-
Bad debt expense	-	112,640
Stock-based compensation	1,146,030	237,926
Gain on disposal of biological assets	-	(209,502)
Loss from disposal of construction in progress	49,299	-
Changes in operating assets and liabilities:
Accounts receivable	(59,837)	(122,318)
Inventories	47,047	(3,607,070)
Advances to suppliers	(30,356)	(30,332)
Prepaid expenses	(161,227)	(126,547)
Other receivables	(95,293)	140,362
Accounts payable and accrued liabilities	(25,055)	(30,223)
Other payables	1,627,446	385,840
Net cash provided by operating activities from continuing operations	4,578,300	5,626,503
Net cash provided by operating activities from discontinued operations	154,042	1,521
Net cash provided by operating activities	4,732,342	5,628,024

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	1,109,614	-
Advance to An Puluo	-	(1,077,337)
Purchase of intangible assets	-	(780,135)
Payment for long-term prepaid expenses	-	(87,398)
Purchase of plant and equipment	(143,875)	(4,828,899)
Deposits for purchase of equipment	-	(153,905)
Addition to construction in progress	(5,212,022)	(1,206,203)
Proceeds from disposal of construction in progress	509,430	-
Purchase of biological assets	(1,677,504)	(1,678,342)
Proceeds from disposal of biological assets	-	134,156
Net cash used in investing activities	(5,414,357)	(9,678,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(39,629)	-
Repayment of short-term loans	(3,170,326)	-
Proceeds from short-term loans	4,755,489	3,078,107
Net cash provided by financing activities	1,545,534	3,078,107

EFFECT OF EXCHANGE RATE CHANGES ON CASH	170,249	522,654
NET INCREASE (DECREASE) IN CASH	1,033,768	(449,278)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,507,742	7,983,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,541,510	$7,534,515

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$312,157	$117,332
Income tax paid	$-	$-

See notes to financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In addition, WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in these entities at such time as it determined to do so provide such acquisition is then permitted by the PRC laws.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Management believes that accounts receivable are fully collectable. No allowance for doubtful accounts has been provided as of September 30, 2012 and December 31, 2011.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prepaid Expenses

Prepaid expenses at September 30, 2012 and December 31, 2011 totaled $275,926 and $164,664, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company is permitted to retail pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities are responsible for remitting to the Company the sales revenue that they collect on behalf of the Company, less any fees for operating a retail operation in their facility. The receivable as of June 15, 2012, along with all assets and liabilities generated and incurred under the collaborative arrangement, has been assumed by An Puluo after the Company terminated the collaborative arrangement as An Puluo has the capacity to operate a retail operation. Net assets and liabilities that arose under this terminated collaborative arrangement have been resolved as of September 30, 2012 and are reflected as $0 in net assets and liabilities of discontinued operations.

According to the agreement, the Company and An Puluo share the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the nine months ended September 30, 2012 and 2011 was $26,096 and $0, respectively. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement. As of December 31, 2011 profit share payable to An Puluo is reflected in liabilities of discontinued operations.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of September 30, 2012 their operations are in one segment, that of hog farming. While the Company operated under the obligations due under their collaboration agreement with An Puluo they operated under two segments, that of hog farming and retail pork product sales. Subsequent to the cancellation of the collaboration agreement on June 15, 2012 the Company operates in the hog farming segment only.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2012 and December 31, 2011.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from its customers. As of September 30, 2012 and December 31, 2011, the Company has no VAT payable with respect to its retail operations as they were resolved with An Puluo upon termination of the collaborative arrangement.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine months periods ended September 30, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of September 30, 2012 and December 31, 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.32 per US dollar and RMB 6.35 per US dollar as of September 30, 2012 and December 31, 2011, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2012 and 2011, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.31 and RMB 6.50 per US dollar for the nine months ended September 30, 2012 and 2011, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

As of September 30, 2012 and December 31, 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $39,179 and $26,436, for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Nine Months Ended September 30,
	2012	2011
Revenues	$1,900,826	$1,078,729
Net gain from discontinued operations	$39,179	$26,436

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Accounts receivable	$187,316	$126,866
Less: Allowance for doubtful accounts	-	-
	$187,316	$126,866

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 5—INVENTORIES

Inventories consisted of the following:
	September 30,	December 31,
	2012	2011
Raw materials	$1,596,144	$1,208,405
Work in process—biological assets	4,464,141	4,613,624
Infant hogs	3,524,596	3,756,011
Finished goods	$9,584,881	$9,578,040

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2012 and December 31, 2011, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of September 30, 2012 and December 31, 2011, advances to suppliers amounted to $30,305 and $0, respectively.

The balance as of September 30, 2012 included deposits of $18,436 for the purchase of breeding hogs.

NOTE 7—OTHER RECEIVABLES

At September 30, 2012 and December 31, 2011, the Company reported other receivables of $250,780 and $154,775, respectively, including an allowance for doubtful receivables of $55,389 and $55,079.

The balances as of September 30, 2012 and December 31, 2011 included a deposit of $158,253 and $157,369 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

NOTE 8—LOAN TO AN PULUO

As of September 30, 2012 and December 31, 2011, the Company had a loan to An Puluo of $0 and $1,101,582, respectively. The loan receivable was non-interest bearing, unsecured and due on demand. Management has collected on this loan receivable in May 2012.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2012	2011
Buildings	$22,476,200	$17,321,424
Vehicles	684,893	681,067
Office equipment	356,607	262,679
Production equipment	2,904,411	2,765,132
	26,422,111	21,030,302
Less: Accumulated depreciation	(4,500,711)	(3,353,303)
	$21,921,400	$17,676,999

On May 12, 2011, the Company acquired from An Puluo its eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $1,130,448 and $836,056 for the nine month periods ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, depreciation expense was $398,110 and $309,804, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of September 30, 2012 and December 31, 2011, the construction in progress was $2,616,700 and $3,126,317, respectively.  Included in this amount were:

-
$567,799 and $750,992 as of September 30, 2012 and December 31, 2011, respectively, for building up a new feed processing facility, a new refrigerator and the improvements of several of the Company’s hog farms. The new refrigerator had been installed in the second quarter of 2012.  The construction for the new feed processing facility was finished in the fourth quarter of 2012; and

-
$2,048,901 and $2,375,325 as of September 30, 2012 and December 31, 2011, respectively,  funding to local independent farmers to construct small-scale hog farms. During the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within their cooperatives, which are sufficient for the Company’s requirements for these local farmers to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plants and equipment included in these small-scale hog rearing facilities belongs to the Company with the individual farmers having the right to use the constructed physical plant and equipment. As of September 30, 2012, the Company has expended a total of $8.90 million to build these hog rearing facilities. With respect to three of the cooperatives, the Company has purchased $1.19 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of September 30, 2012. With regard to four of the cooperatives, the Company has purchased $7.62 million of hog rearing facilities and equipment, including $5.66 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of September 30, 2012. The remaining balance of $1.96 million which has not been completed and is not operational is included in construction in progress as of September 30, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm.  The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2012 and December 31, 2011, deposits from farmers were $2,228,271 and $600,156, respectively, and were included in other payables.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2012	2011
Breeding hogs	$6,679,717	$4,977,039
Less: Accumulated amortization	(2,026,927)	(1,090,459)
	$4,652,790	$3,886,580

Amortization of the biological assets, included as a component of inventory, for the nine month periods ended September 30, 2012 and 2011 was $931,890 and $738,898, respectively, and for the three months ended September 30, 2012 and 2011 was $316,301 and $320,316.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Long-term prepaid rental expenses	$1,775,046	$1,765,130
Others	85,456	136,546
	1,860,502	1,901,676
Less: Accumulated amortization	(155,854)	(83,277)
	$1,704,648	$1,818,399

Amortization expense for the nine months ended September 30, 2012 and 2011 was $84,200 and $33,716, respectively. For three months ended September 30, 2012 and 2011, the amortization expense was $27,880 and $20,319.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $111,877 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Land use rights	$1,677,765	$1,668,393
Less: Accumulated amortization	(183,776)	(145,684)
	$1,493,989	$1,522,709

For the nine months ended September 30, 2012 and 2011, the amortization expense was $37,337 and $32,500, respectively. Amortization expense for the three month periods ended September 30, 2012 and 2011 was $12,423 and $11,288, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $49,782 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 14—SHORT-TERM LOANS

As of September 30, 2012 and December 31, 2011, the short-term loans are as follows:

	September 30,	December 31,
	2012	2011
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	$-	$3,147,376
Loan payable to Communication Bank of China, annual interest rate of 8.528%, due by November 25, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze	1,582,529	1,573,688
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by May 23, 2013.	759,614	-
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by August 31, 2013.	822,915	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by August 13, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	3,165,058	-
	$6,330,116	$4,721,064

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2012 and December 31, 2011, accounts payable and accrued liabilities are as follows:

	September 30,	December 31,
	2012	2011
Accounts payable	$147,949	$153,058
Other taxes payable	548	19,483
Others	$148,497	$172,541

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 16—DUE TO AN PULUO

As of September 30, 2012 and December 31, 2011, amounts due to An Puluo are as follows:

	September 30,	December 31,
	2012	2011
Payable for purchase of finished goods	$-	$35,951
Profit sharing payable	-	-
	$-	$35,951

In August 2011, the Company entered into a collaborative agreement (the “Agreement”) with an unrelated pork processor, An Puluo, to pursue retail business opportunities, under an exclusive right, selling An Puluo processed pork products. This Agreement will allow the Company to begin to brand their name, “Tianli An Puluo”, with upscale consumers in greater Wuhan City. In conjunction with the Agreement the Company purchased processed pork from An Puluo, after which the collaborative aspect of the Agreement in retail marketing the pork products commenced.

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

NOTE 17—OTHER PAYABLES

Other payables at September 30, 2012 and December 31, 2011 were $2,409,151 and $781,037, respectively. Included in other payables as of September 30, 2012 were deposit payables of $2,228,271 and a payable to an investment relationship consultant of $180,880. At December 31, 2011, other payables were comprised mainly of deposits payable of $600,157 and a payable to an investment relationship consultant of $180,880.

During the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms on which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2012 and December 31, 2011, deposits from farmers were $2,228,271 and $600,157, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 17—OTHER PAYABLES (CONTINUED)

The amortization of deposit payables for the nine months ended September 30, 2012 and 2011 was $48,848 and $0. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2012	$65,131
2013	$65,131
2014	$65,131
2015	$65,131
2016	$65,131
Thereafter	$1,902,616

NOTE 18—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $125,574 and $120,326 as of September 30, 2012 and December 31, 2011, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

NOTE 19—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of September 30, 2012 and December 31, 2011, it had 11,135,000 and 10,135,000 shares issued and outstanding, respectively.

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

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December, 2011, and the final one-third vesting in December 2012, contingent on the director’s continuing to serve as a board member. The option can be exercised through January 2017. The Company recognizes the compensation cost over the period of the award’s service period, with the portion vesting upon the date of the grant being immediately expensed. For nine months ended September 30, 2012 and 2011, the amortization of these options amounted to $16,030 and $0 based on a Black Scholes valuation of the options as of the date of the grant.

On July 12, 2012, the Company issued 1,000,000 shares of common stock as compensation to its consultants and employees, comprised of 960,000 shares to marketing consultants for black hog sales and 40,000 shares to its employees.  The Company recognizes the compensation cost of $1,130,000 as part of its selling expense.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 19—CAPITAL STOCK (CONTINUED)

The fair value of the director options and the placement agent warrants were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

The following table summarizes the stock options and warrants outstanding as of September 30, 2012 and December 31, 2011 and the activity during the nine months ended September 30, 2012.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2012	26,000	$6.00	210,000	$7.21
Exercisable at September 30, 2012	17,333	$6.00	210,000	$7.21

The weighted average remaining contractual life for exercisable options and warrants is approximately 4.25 years and 2.75 years, respectively. The market value of the Company’s common stock was $1.48 and $1.26 as of September 30, 2012 and December 31, 2011, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2012 and December 31, 2011 was $0.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserves amounted to $2,416,647 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 21—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2012 and December 31, 2011, 96% and 86% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the nine months ended September 30, 2012 and 2011, there were two customers that accounted for more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 21—CERTAIN RISKS AND CONCENTRATION (CONTINUED)

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

NOTE 22—GOVERNMENT SUBSIDIES

The Company received subsidies of $161,838 and $222,409 during the nine months ended September 30, 2012 and 2011, respectively for recurring breeder hog subsidies and for an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

NOTE 23—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2012 and December 31, 2011.

Lease obligations

The Company leases office space that has a remaining term of nine years.  As a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2012 and 2011 was $63,767 and $102,118, respectively. For the three months ended September 30, 2012, the operating leases were $20,641 and $60,029.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 23—COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2012 under all non-cancelable leases for years ending December 31 are as follows:

Operating Leases
2012 (full year)	$84,447
2013	$82,723
2014	$82,723
2015	$82,723
2016	$82,723
Thereafter	$1,676,692

Capital commitments
	September 30,	December 31,
	2012	2011
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$-	$533,480

Capital expenditures

As of September 30, 2012 and December 31, 2011, the Company had deposited $567,799 and $750,992, respectively, included in construction in progress, for building a new feed processing facility, new refrigerator, and the improvements of several of the Company’s hog farms. The remaining amount due will be paid upon completion.

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of September 30, 2012, the Company provided funds totaling $8.90 million to construct small-scale hog farms for local hog farmers in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

NOTE 23—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental matters

Environmental laws and regulations to which the Company is subject to mandate additional concerns and requirements of the Company. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the People’s Republic of China (“PRC”), and for a short period was party to an agreement that provided it with the ability to sell finished pork products through selected retail channels. We control an affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a wholly foreign owned enterprise (“WFOE”). Fengze mainly produces and sells hogs for breeding stock and slaughter. As of September 30, 2012, Fengze owned and operated eleven commercial hog farms in the Wuhan City area with an annual production capacity of approximately 170,000 hogs when the most recently acquired tenth and eleventh farms reach full capacity.

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

On June 22, 2011, Fengze established its wholly owned subsidiary, Tianzhili. Tianzhili is engaged in the business of raising black hogs in conjunction with local farmers near Enshi City, Hubei Province. Tianzhili will sell black hogs to slaughter houses.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels through the acquisition of farms and our participation in the Black Hog Program discussed below,  and China’s strengthening economy.

In addition to breeding, raising and selling hogs, in August, 2011, we entered into a collaborative agreement to distribute processed pork products at major retail stores in greater Wuhan City.  This collaborative agreement had been canceled at June 15, 2012.

In an effort to significantly increase the scale of our operations,  we concluded a series of agreements (the “Exclusivity Agreements”) in 2011 with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat.  The Company estimates that the price of Enshi black hog meat is currently approximately 10-15% above the price of typical lean pork meat.  The agreements also call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

Index

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us.  To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year.  It is envisioned that we will fund construction of up to 800 program farms by the end of this year, of which over 497 program farms have been completed and put into use as of September 30, 2012. The construction of another 148 program farms is in progress and will be completed at the end of 2012. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies.  The price which we will pay the farmers is approximately the price at which typical lean white pork meat sells. The price at which black hog meat sells is currently 10% - 15% above the price of white hog meat.  We believe this will provide sufficient margin to us even if the relative prices change.

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

Commencing in the third quarter of 2011, we began to derive revenue from our retail collaborative venture, Tianli An Puluo. In August 2011 Fengze and An Puluo signed a collaborative agreement to pursue a retail business, under which the venture had an exclusive right to sell An Puluo processed pork products at retail under the brand name “Tianli An Puluo”, in greater Wuhan City. On June 15, 2012, Fengze and An Puluo had signed a termination agreement to terminate the collaborative arrangement at retail business.

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

Index

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. During 2011, we signed 7 joint development agreements, for periods of 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog farms or hog rearing facilities in which the farmers will grow the black hogs for sale to us.  Pursuant to these joint development agreements, title to these small-scale hog farms and rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2012, we have paid a total of $8.90 million to build these hog rearing facilities, including hog rearing facilities for 3 local cooperatives of $1.27 million which had been completed and are in use and other hog rearing facilities for another 4 local cooperatives of $7.63 million which $5.66 million of rearing facilities had been completed and are in use and the remaining of $1.97 million of facilities were not yet completed or put into use.

Index

Comparison of the Results of Operations for the Three Months Ended September 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2012	2011	Net Change	Change
Sales	$6,574,673	$8,090,596	$(1,515,923)	(18.74)%
Cost of goods sold	5,953,024	4,495,248	1,457,776	32.43%
Gross profit	621,649	3,595,348	(2,973,699)	(82.71)%
Selling, general and administrative expenses	1,621,856	610,542	1,011,314	165.64%
Income (loss) from operations	(1,000,207)	2,984,806	(3,985,013)	(133.51)%
Interest expense, net	(115,429)	(77,334)	(38,095)	49.26%
Subsidy income	-	9,142	(9,142)	(100)%
Other income (expense)	(9,570)	1,323	(10,893)	(823.36)%
Net other expense	(124,999)	(66,869)	(58,130)	86.93%
Income (loss) before income taxes	(1,125,206)	2,917,937	(4,043,143)	(138.56)%
Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,125,206)	2,917,937	(4,043,143)	(138.56)%
Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	26,436	(26,436)	(100)%
Net income (loss)	$(1,125,206)	$2,944,373	$(4,069,579)	(138.22)%

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended September 30, 2012 and 2011.

Sales by Products

	Three Months Ended September 30,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	6,405	$289	$1,848,223	7,169	$348	$2,491,428
Market Hogs	23,297	$203	4,726,450	18,350	$305	5,599,168
Total	29,702	$221	$6,574,673	25,519	$317	$8,090,596

Revenues. Our revenues decreased by $1,515,923 or approximately 19% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This slide was primarily the result of decreases in the selling prices of breeder hogs and market hogs. The reduction in sales included a 16% decrease in sales of our market hogs and a 26% decrease in sales of our breeder hogs. We sold approximately 27% more market hogs in the third quarter of 2012 than in the same period of 2011, at an average price per hog that was 33% less than that in the comparable 2011 period. As a result, sales revenue attributable to market hogs decreased by approximately 16%. The decrease in price per hog reflects our lowering of prices in response to market pressures and our decision to sell hogs at a younger age than we would do in robust markets. We sold approximately 11% fewer breeder hogs in the third quarter of 2012 than we sold in the same period of 2011, at an average price per hog 17% less than in the comparable 2011 period. As a result, sales revenue attributable to breeder hogs slipped by approximately 26%.

Index

Our revenue from sales of market hogs was adversely impacted by decreased market prices caused by an oversupply of pork and China’s efforts to control prices. Pork prices in China rose to record high levels last winter which caused hog farmers to increase their hog headcount leading to an oversupply of hogs. Additionally, the government of China allowed pork to be imported in greater quantities with lower tariffs to reduce the pressure on the price of pork. Our sales of breeder hogs decreased in part because the feeding costs of hogs kept increasing over the second quarter of 2012 which caused hog farmers to reduce their purchases of breeder hogs.

Profit Margins. Our gross profit margins were 9% and 44% in the three months ended September 30, 2012 and 2011, respectively. The combination of increased feed costs and lower prices for market hogs as a result of competition from increased herds in China and imported hogs caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 32% and 49% in the third quarter of 2012 and 2011, respectively, and the gross margins for market hogs was 1% and 42% in the third quarter of 2012 and 2011, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to lower pork prices for the reasons described above and soaring feed costs in China. Comparing the third quarter of 2012 and 2011, the average selling price of our hogs was reduced from $317 to $221, a 30% reduction in hog prices. Additionally, our cost of goods sold for market hogs increased 46% because of a surge in the cost of hog feeds.

Expenses. Selling, general and administrative expenses increased by $1,011,314 in the third quarter of 2012 as compared to the same period in 2011. The increase was primarily from the non-cash expense of $1,130,000 resulting from the issuance of 1,000,000 shares to our marketing consultants and employees for black hog sales.

Net Other Expense. Net other expense increased from $66,869 in the third quarter of 2011 to $124,999 in the same period of 2012, an increase of $58,130, which was primarily due to an increase of $38,095 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Net Income (Loss) from Continuing Operations. Our net income (loss) from continuing operations for the three months ended September 30, 2012 and 2011 was $(1,125,206) and $2,917,937, respectively. The material decrease in net income (loss) is primarily the result of the $1,515,923 decrease in our revenues, a $1,457,776 increase in our cost of goods sold, and the non-cash expense of $1,130,000 resulting from the issuance of  1,000,000 shares to our marketing consultants and employees.

Index

Comparison of the Results of Operations for the Nine Months Ended September 30, 2012 and 2011

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2012	2011	Net Change	Change
Sales	$19,672,437	$21,667,991	$(1,995,554)	(9.21)%
Cost of goods sold	16,947,240	12,391,691	4,555,549	36.76%
Gross profit	2,725,197	9,276,300	(6,551,103)	(70.62)%
Selling, general and administrative expenses	2,681,783	2,053,809	627,974	30.58%
Income (loss) from operations	43,414	7,222,491	(7,179,077)	(99.4)%
Interest expense, net	(294,787)	(186,307)	(108,480)	58.23%
Subsidy income	161,838	222,409	(60,571)	(27.23)%
Other expense	(52,516)	(24,036)	(28,480)	118.49%
Net other income (expense)	(185,465)	12,066	(197,531)	(1637.09)%
Income (loss) before income taxes	(142,051)	7,234,557	(7,376,608)	(101.96)%
Income taxes	-	-	-	-
Net income (loss) from continuing operations	(142,051)	7,234,557	(7,3766,608)	(101.96)%
Discontinued operations:
Gain from operations of discontinued component, net of taxes	39,179	26,436	12,743	48.20%
Net income (loss)	$(102,872)	$7,260,993	$(7,363,865)	(101.42)%

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the nine months ended September 30, 2012 and 2011.

Sales by Products

	Nine Months Ended September 30,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	20,054	$298	$5,975,558	24,065	$322	$7,740,354
Market Hogs	64,777	$211	13,696,879	52,063	$268	13,927,637
Total	84,831	$232	$19,672,437	76,128	$285	$21,667,991

Revenues. Our revenues decreased by $1,995,554 or approximately 9% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was mainly caused by reductions in the number of breeder hogs sold and the prices received for our breeder and market hogs. Revenues from sales of breeder hogs were reduced from $7,740,354 to $5,975,558, a decrease of approximately $1.8 million. We sold 4,011 less breeder hogs with a minor change in unit price which resulted in a 23% decrease in sales revenues attributable to breeder hogs. We sold approximately 24% more market hogs in the nine months ended September 30, 2012 than in the same period of 2011, at an average price per hog that was 21% less than that in the comparable 2011 period. As a result, sales revenue attributable to market hogs decreased slightly by approximately 2%.

Index

Profit Margins. Our gross profit margins were 16% and 42% over the nine months ended September 30, 2012 and 2011, respectively. The impact of  increased feed costs and increased competition from cheaper imported hogs caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 32% and 49% in the nine months ended September 30, 2012 and 2011, respectively, and the gross margins for market hogs was 6% and 39% in the same periods of 2012 and 2011, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to declining hog prices and soaring feed costs as a result of the causes described above. The declining hog price was the result of the oversupply of hogs, resulting from actions taken by the government of China to reduce prices including allowing increased competition from cheaper imported hogs.

Expenses. Selling, general and administrative expenses increased by $627,974 in the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily from the $1,130,00 non-cash expense resulting from the issuance of 1,000,000 shares to our marketing consultants and employees related to black hog sales.

Net Other Income (Expense). Net other income decreased from $12,066 in income for the nine months ended September 30, 2011 to a ($185,465) net other loss for the nine months ended September 30, 2012, a net decrease of $197,531, which was primarily due to the decrease of $60,571 in the subsidy income received from the Chinese government and an increase of $108,480 in interest expense as a result of increased borrowing to support our black hog program.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Net Income (Loss) from Continuing Operations. Our net income (loss) from continuing operations for the nine months ended September 30, 2012 and 2011 was ($142,051) and $7,234,557, respectively. The 102% decrease in net income (loss) is primarily the result of our revenue decrease of $1,995,554 or 9%, an increase of $4,555,549 or 37% in our cost of goods sold, and an increase of $1,040,697 in our selling expenses due to the  issuance of 1 million shares to our marketing consultants and employees recorded as stock based compensation.

Index

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2012 our working capital was $8,896,943 as compared to $12,007,048 at December 31, 2011, reflecting the collection of $1,109,614 previously loaned to An Puluo which has been reinvested in black hog rearing facilities construction. The cash and cash equivalent balance of $7,541,510 at September 30, 2012, compared favorably to the balance of $6,507,742 at December 31, 2011. The components of this increase in cash of $1,033,768 are discussed below.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$4,732,342	$5,628,024
Net cash used in investing activities	(5,414,357)	(9,678,063)
Net cash provided by financing activities	1,545,534	3,078,107
Exchange rate effect on cash	170,249	522,654
Net cash inflow (outflow)	$1,033,768	$(449,278)

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2012 totaled $4,732,342. Cash flow pertaining to operating activities reflected the Company’s net loss from continuing operations for the nine months ended September 30, 2012 of ($142,051), offset by depreciation and amortization of $2,138,097, stock-based expense of $1,146,030, a decrease from inventories of $47,047, and an increase in other payables of $1,627,446. These favorable factors were partially offset by increases in accounts receivable of $59,837, advances to suppliers of $30,356, prepaid expenses of $161,227, and other receivables of $95,293, and a decrease from accounts payable of $25,055.

Net cash provided by operating activities in the nine months ended September 30, 2011 totaled $5,628,024. Cash flow pertaining to operating activities reflected the Company’s net income from continuing operations for the first nine months of 2011 of $7,234,557, depreciation and amortization of $1,641,170, bad debt allowance of $112,640, stock-based expense of $237,926, a decrease in other receivables of $140,362, and deposits collected from farmers of $385,840. These favorable factors were partially offset by a gain on disposal of biological assets of $209,502, an increase in inventory of $3,607,070 which was resulting from higher levels of hogs in the process of being matured to market weights and higher levels of raw material inventory, and an increase in accounts receivable of $122,318 and prepaid expense of $126,547.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 totaled $5,414,357. This included additions to construction in progress of $5,212,022 for establishing and upgrading hog farms, $1,677,504 for additions to our breeder stock and $143,875 for purchase of new equipment. During the nine month period of 2012, we also collected $1,109,614 from An Puluo and proceeds of $509,430 from the disposal of construction in progress.

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

Cash Provided by Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities was $1,545,534. The activity was comprised of a repayment of short-term loans of $3,170,326 and proceeds from new short-term loans of $4,755,489.

Index

For the nine months ended September 30, 2011, the Company obtained $3,078,107 proceeds from a new short-term bank loan which is payable by December 20, 2011.

Commitments for Capital Expenditures

We have been actively upgrading our existing farms and building up hog rearing facilities for our Black Hog Program participants. As of September 30, 2012, the Company had deposited $567,799 for building a new feed processing facility and the improvement of several of our existing hog farms and $2,048,901 for building hog rearing facilities for our Black Hog Program participants. The remaining amounts due will be paid upon completion of the various projects which is expected to occur before the end of 2012.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of September 30, 2012, we provided funding totaling $8.90 million to local independent farmers to construct hog rearing facilities in which the farmers will grow the black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

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

TIANLI AGRITECH, INC.

November 10, 2012	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

November 10, 2012	By:	/s/ Guofu ZHANG
Guofu Zhang Chief Financial Officer (Principal Financial and Accounting Officer)