Form 10-K
period 2012-12-31
Tianli Agritech, Inc.
filed 2013-03-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $8,572,850, based upon a closing price of $1.21 per common share on June 29, 2012. At March 9, 2013, the registrant had outstanding 11,194,000 common shares.

Documents incorporated by reference:  Not Applicable.

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

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Tianli Agritech, Inc. (“Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“WFOE”); our affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which WFOE controls by virtue of contractual arrangements; and our affiliated entity, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”).

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2012 at RMB 6.3011 to $1.00 as compared to RMB 6.3545 to $1.00 at December 31, 2011. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2012 and the year ended December 31, 2011 were RMB 6.3034 and RMB 6.4554, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Index

PART I

Item 1. Business

Our Company

Our Company is in the business of breeding, raising, and selling hogs in the People’s Republic of China. We operate our business through contractual arrangements between our wholly-owned subsidiary, WFOE, and our variable interest entity, Fengze and its subsidiary, Tianzhili. Our efforts are focused on growing healthy, hearty hogs for sale for breeding and meat purposes. We believe our location in Hubei and our investment in breeding and farming technology position us well to reach these goals.

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

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and when operating at full capacity will produce up to 20,000 hogs annually. This farm had reached full production during 2011 but its productivity was reduced during late 2011 when it received a shipment of contaminated feed.

On May 12, 2011, we completed the acquisition of our eleventh farm from An Puluo Food Processing Co., Ltd. (“An Puluo”), located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. This farm will produce up to 20,000 hogs annually once it reaches full production. We paid a total of approximately $2.2 million for the rights to the land, structures and equipment.

Index

On June 22, 2011, Fengze established what was then a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engages in the business of raising and selling black hogs, some of the meat of which was to be sold through several major Chinese retail channels pursuant to a collaborative agreement with An Puluo that commenced in the third quarter of 2011 and was terminated as of June 15, 2012.

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Hubei Tianzhili. Tianzhili conducts our black hog breeding operations.  In consideration for the investment, XMRJ received a 40% equity interest in Tianzhili. As of December 31, 2012, Tianzhili received $1,057,636 or RMB 6,666,670 from XMRJ.

In connection with its investment in Tianzhili, XMRJ agreed to loan RMB 5,000,000, or approximately $800,000, to Tianzhili without interest.  The loan will be made at such time in the second half of 2013 as Tianzhili requires funds.

Corporate Information

Our principal executive office is located at Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and Fax number is (+86) 27 8274 0906. Our website address is www.tianli-china.com.

Our Corporate Structure

Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Tianli owns all of the outstanding capital stock of HCS, which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China. WFOE has entered into a series of control agreements with Fengze and all of the owners of Fengze, which agreements allow WFOE to control Fengze. Through our ownership of HCS, HCS’ ownership of WFOE and WFOE’s agreements with Fengze, we believe that Tianli controls Fengze and therefore, we consolidate the results of operations of Fengze’s with ours as a variable interest entity.

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

Industry and Market Background

China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of the world’s pork production and consumption for more than five years. Not only does China consume more pork than any other country, Chinese per-capita pork consumption is among the highest in the world, as pork is China’s most popular meat. In terms of meat consumption in China, during the past 10 years, the annual per-capita pork consumption increased 20.5%. It is expected that in 2020, pork consumption will account for approximately 55% of total Chinese meat consumption, while poultry will represent approximately 23%, according to the China Animal Agriculture Association. According to the National Statistics Bureau of China, in 2011 China consumed over 50.5 million tons of pork, a reduction of 0.4% from the amount consumed in 2010. In accordance with market reports issued by the Distribution Productivity Promotion Center of China Commence, in December 2011 the average retail price of pork was $2.74 per kg, an increase of 24.9% from December 2010, and the average retail price of pork in December 2012 was $2.62 per kg, a decrease of 4.4% from December 2011.

Index

Consumption of pork per person in China has grown from 31.2 kilograms in 2000 to an estimated 38.7 kilograms per person in 2011. The USDA said it expects China's pork consumption in 2012 to rise 4% from 2010.

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

In 2012 and 2011, we sold approximately 29.48% and 29.82% of our hogs as breeder hogs, respectively, which are predominately females, and approximately 70.52% and 61.28%, respectively, as market hogs. Approximately 8.90% of our hog sales in 2011 represented hogs sold at retail pursuant to our collaborative arrangement with An Puluo which was terminated in June 2012. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weight about 220 – 240 pounds.

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

Index

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

In 2012, we expanded our hog raising business into Enshi Autonomous Prefecture, Hubei Province through Tianzhili. We were experimenting with combinations of Berkshire with Enshi black hogs originating in Enshi Autonomous Prefecture to improve the characteristics of Enshi black hogs, including obtaining a higher proportion of lean meat. Enshi black hog is a rare breed with a black coat, sturdy body, and is rich in selenium, potassium, magnesium, iron, zinc, sodium, and other minerals as well as unsaturated fatty acids which are elements needed for the body.

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

By developing our own premix, we reduced our feed costs. Our premix adds live microbes to swine feed, which we believe result in better absorption of feed and a generally healthier intestinal system. Better absorption of feed results in lower waste and we believe that we have realized a 10% to 12% reduction in feed costs as a result. In addition, because these bacteria improve the hogs’ health, we have reduced our drug costs by approximately RMB 10 (approximately $1.50) per hog.

Index

Our Hog Farms

Fengze built its first hog farm in 2005. In 2006, Fengze purchased the land rights, farm structures and related equipment and inventory of five additional hog farms from separate sellers. In 2008, Fengze built one hog farm and acquired land rights, long-lived assets and inventory of another. In 2009 Fengze constructed its ninth hog farm.  In December 2010, Fengze completed the acquisition of the assets of a tenth farm, the Hengdian Farm, which will produce up to 20,000 hogs annually when operating at full capacity. In May 2011, we completed the acquisition of our eleventh farm. This farm will produce up to 20,000 hogs annually when operating at full capacity. Our tenth farm reached full production during 2011. During the fourth quarter of 2011, several of our farms, including the tenth farm, received contaminated food stock that resulted in diseased hogs that required disposal, causing these farms to operate below full capacity as of December 31, 2011. During 2012, due to market conditions we did not seek to increase the operating levels of our farms.

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

Index

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

•
We will position our brand image in order to command a premium for branded black hogs to sell to selected pork wholesalers located in Beijing and Tianjin City. We have registered the trademark “Xiduhei” for our black hogs which is a breed of black hogs combined with Enshi black hogs and Berkshire hogs. As a result of the recognition we have received for our products in Wuhan and Beijing, we believe this trademark will be valuable and may allow us to charge a premium price for black hogs if and when we distribute hogs to pork wholesalers.

Principal Suppliers

The following are the principal suppliers we rely upon to obtain raw materials for hog feed and veterinary supplies. We believe the materials provided by these suppliers are widely available and do not anticipate that we would be unable to obtain these materials from other suppliers in the event they are unable or unwilling to supply our needs.

Supplier	Item
Wuhan Zhu Brothers Feed Technology Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Wuhan Maozhu Agritech Research Co., Ltd.	Feed supplies

Wuhan Jintudi Feed Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Wuhan Yukang Food Oil and Feed Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 38% and 51% of our inventory purchases in 2012 and 2011, respectively. Purchases from Wuhan Jintudi Feed Co. (“Jintudi”), Ltd. and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2012 accounted for 11% and 12%, respectively, of our inventory purchases, as compared to  6% and 9%, respectively, of our 2011 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 22% and 13% of our inventory purchases during 2012 and 2011, respectively.

Index

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Jintudi, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2012 and 2011, our research and development team consisted of 49 employees. These research and development employees do not work exclusively on research and development and participate in other general administrative functions of the Company. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2012 and 2011, we spent $105,660 and $98,053, respectively, on research and development activities.

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

Competition

We compete based on the quality of our products, especially as it pertains to breeder hogs, and on price. Our products are to some degree commodities and there is extensive competition from other hog farms.

We believe that Wuhan has 75 farms with annual production capacities of at least 10,000 hogs and, of these, 21 farms have annual production capacities of at least 20,000 hogs. Inclusive of the farms in Wuhan, we believe that Hubei province has approximately 439 hog farms with annual production capacities of 10,000 or more hogs. We believe our annual full capacity of approximately 170,000 hogs makes us one of Hubei province’s largest hog farming companies.

Index

Customers

Our two largest customers collectively represented approximately 25% of our sales for the years ended December 31, 2012 and 2011.

In 2012 and 2011, the customers that accounted for more than 10% of our revenues were:

Client’s Name	Percentage of Revenues in Year ended December 31, 2012	Percentage of Revenues in Year ended December 31, 2011
Wuhan Mingxiang Meat Factory Co., Ltd.	13%	13%

Wuhan Huangpi Hengdian Zhongxin Slaughtering Center	12%	12%

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

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. For example, both Fengze and WFOE were exempted from income taxes for 2012 and prior years.

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

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, unless the prior approval of the State Administration of Foreign Exchange ("SAFE") or its local counterpart is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be valid. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making loans to our subsidiary or VIE.

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

Index

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

New M&A Regulations and Overseas Listings. On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce ("SAIC"), the China Securities Regulatory Commission ("CSRC") and SAFE, jointly issued Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Index

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

On August 1 and August 30, 2011, we entered into a collaborative agreement and a supplemental agreement (the “Agreements”) with An Puluo Food Processing Co., Ltd. (“An Puluo”) to pursue retail business. Pursuant to the Agreements we were allowed to apply to register “Tianli An Puluo” as an exclusive trademark with China’s SAIC Trademark Office and began to use “Tianli An Puluo” at our retail sales departments in local major supermarkets in greater Wuhan City.

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

Notwithstanding these measures, if we are required to sue to protect our rights in the premix, the ultimate determination of whether the premix constitutes a business secret protected under Chinese law will be made on the facts of the case. We cannot guarantee that we will be found to have a business secret or that any court will protect our rights in the premix formula.

Stringent Environmental Regulations.  Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment.

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

Regulation of the Hog Farming Industry.  The hog farming industry in the PRC is regulated by a number of governmental agencies, including the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine, and the State Environmental Protection Administration. These regulatory bodies have broad discretion and authority to regulate many aspects of the hog farming industry in the PRC, including, without limitation, setting hygiene and quality standards. In addition, the regulatory framework in the PRC is evolving. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our costs so as to render our products non-competitive, our profitability and our ability to sell products in the PRC may be impacted.

Index

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

Employees

As of December 31, 2012, we had approximately 338 employees, of whom 328 were full-time employees, as compared to 466 employees as of December 31, 2011. All of our employees are based in China. Of the total as of December 31, 2012, 25 were in management and administration, 11 were farm managers, 11 served as deputy farm managers, 47 were in technical support (including the research and development staff, and veterinarians located on the farms), and 244 were in farming. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Index

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

Index

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

Index

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

Index

•	produce breeder hogs that will be responsive to the needs of other hog farmers;

•	attract additional customers and increased spending per customer;

•	increase awareness of the quality of our hogs and to continue to develop customer loyalty;

•	respond to competitive actions of other hog farmers;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

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

Index

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

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors. For example, the price for hogs has experienced significant fluctuations. Additionally demand for pork in general is relatively high before the Chinese New Year in January or February and lower thereafter. Our production and sales are generally lower in the summer due to a slight drop in meat consumption during the warmer summer months.

If WFOE is required to make a payment under its agreement to bear the losses of Fengze, our liquidity may be adversely affected, which could harm our financial condition and results of operations.

Under the terms of the Entrusted Management Agreement with Fengze, WFOE agreed to bear the losses of Fengze. WFOE may be required to absorb the losses at a time when WFOE does not have sufficient cash to make such payment and at a time when we or WFOE may be unable to borrow such funds on terms that are acceptable, if at all. As a result, any losses of Fengze that must be absorbed under the Entrusted Management Agreement may have an adverse effect on our liquidity, financial condition and results of operations.

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our chief executive officer, Ms. Hanying Li, and our chief financial officer, Mr. Guofu Zhang, to manage our operations.

We also depend on our key research and development personnel for the development of new breeding, nutrition and farming technologies and the enhancement of our existing products and technologies. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of the services of any of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

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

We rely on a combination of trademark, trade secret, nondisclosure agreement and intellectual property laws to protect our trade secrets and other valuable intellectual property and in particular, our premix formula. We have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. Our management has concluded that the risk of infringement of our proprietary technology in China in such a case outweighs the risk of being unable to protect our rights legally in China. Since we do not have patent protection for our technology or formulas, we may not be able to protect our rights to this intellectual property if our competitors discover or illegally obtain our technology or formulas. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

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

Index

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

We expect to continue to expand our operations in the PRC and have in recent years constructed or acquired eleven farms. While we believe that each of our acquisitions complied with all PRC laws and regulations, the regulatory environment that governs transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. If any of the acquisitions we completed were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction complied with applicable PRC laws. This could require us to expend resources that would otherwise be used to manage our company. Further, if regulators determine that any of our transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator’s requirements would be successful, or that such efforts would not have an adverse effect on our operations.

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

Index

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

Index

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

Index

Our business benefits from certain government incentives. Expiration, reduction or discontinuation of, or changes to, these incentives will increase our tax burden and reduce our net income.

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2012 and prior years.

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

Index

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

On February 6, 2013, we received a letter from The NASDAQ Stock Market notifying us that the minimum bid price of our common shares was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(1). In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common shares meet or exceeds $1.00 per share for at least 10 consecutive days by August 5, 2013.

If the Company does not regain compliance by August 5, 2013, NASDAQ will provide written notification to the Company that the Company's common shares are subject to delisting we are evaluating available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

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

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 9, 2013, we had outstanding an aggregate of 11,194,000 common shares. Of those shares, all but those owned by our affiliates are freely transferable without restriction or further registration under the Securities Act. The shares held by our affiliates may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Hanying Li, our chairwoman and chief executive officer, beneficially owns approximately 27% of our outstanding common shares. In addition our employees, officers and/or directors, directly or indirectly, in the aggregate, beneficially own approximately 28% of our outstanding shares. As a result, these individuals and, in particular Ms. Li, possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

Index

We may suffer a change in control and our business could be significantly harmed if our chief executive officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our chief executive officer, who owns approximately 27% of our outstanding common shares, or another significant employee owning a significant number of common shares were to pledge her or his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Item 2. Properties

We currently operate eleven hog farms within the Wuhan City area. We also maintain a separate headquarters office in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm we currently operate contains approximately 80 acres and has an annual capacity of 20,000 hogs.

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

Index

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

Item 4. Mine Safety Disclosures.

Not applicable.

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
	High	Low
Quarter Ended March 31, 2011	$7.34	$3.90
Quarter Ended June 30, 2011	$4.25	$2.01
Quarter Ended September 30, 2011	$2.95	$1.22
Quarter Ended December 31, 2011	$2.39	$1.23
Quarter Ended March 31, 2012	$1.90	$1.23
Quarter Ended June 30, 2012	$2.58	$1.05
Quarter Ended September 30, 2012	$1.50	$0.74
Quarter Ended December 31, 2012	$1.66	$0.73

On February 6, 2013, we received a letter from The NASDAQ Stock Market notifying us that the minimum bid price of our common shares was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(1).

In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common shares meets or exceeds $1.00 per share for at least 10 consecutive business days by August 5, 2013.

If we do not regain compliance by August 5, 2013, NASDAQ will provide written notification to us that the common shares are subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Listing Qualifications Panel pursuant to applicable NASDAQ rules. Alternatively, NASDAQ Marketplace Rules may permit us to transfer the common shares to the NASDAQ Capital Market if the common shares satisfy all criteria for continued listing on such market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Should the NASDAQ Listings Qualifications Staff conclude that we will not be able to cure the deficiency, or should we determine not to submit a transfer application, NASDAQ will provide written notification to us that the common shares are subject to delisting.

We are evaluating available options to resolve the deficiency and regain compliance with the minimum bid price rule.

Holders

On December 31, 2012, there were approximately 19 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Index

Recent Sales of Unregistered Securities

On October 11, 2012, the Company issued 25,000 shares of the Company’s common stock to the investor relationship consulting firm for its 2012 consulting services. The shares were valued at $37,000 and recognized as compensation cost as part of the Company’s general and administrative expenses. The issuance was exempt from the registration requirements of the Securities Act under the exemption provided by section 4(2) of the Securities Act.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and from September 2011 to June 2012 was party to  agreements that provided it with the ability to sell finished pork products through selected retail channels. We control Fengze pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, WFOE. Fengze mainly produces and sells hogs for breeding stock and slaughter. As of December 31, 2012, Fengze owned and operated ten commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. Fengze’s tenth farm was acquired in December 2010 and its eleventh farm was acquired in May 2011. Once they achieve full production, each of these farms will have an annual operating capacity of 20,000 hogs. In addition, Fengzi owns a majority of Tianzhili which operates in Enshi Autonomous Prefecture (“Enshi”). Tianzhili mainly raises and sell black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs to pork wholesalers in Wuhan, Beijing, and Tianjin.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

Index

In an effort to significantly increase the scale of our operations, we recently concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat. The Company estimates that the price of Enshi black hog meat is currently approximately 15% above the price of typical lean pork meat. The agreements also call for the joint development, funding and operation of local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us. To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year. By the end of 2012 we had funded and completed the construction of 645 farms for local farmers and we envision that we will fund and construct up to an additional 120 farms in the first quarter of 2013. The goal is to achieve a production capacity ranging from 30,000 hogs to 50,000 hogs during 2013 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

Index

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies. The price at which black hog meat sells is currently 15% above the price of white hog meat. We believe this will provide sufficient margin to us even if the relative prices change.

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

Index

Principal Factors Affecting our Results of Operations

Revenues and Incomes

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of a market hog. Consequently, the Company has focused its operations so that a significant portion of its sales are represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Commencing in the third quarter of 2011, we began to derive revenue from retail sales of pork products through a collaborative arrangement with An Puluo. In August 2011, Fengze and An Puluo signed a collaborative agreement whereby we received the right to sell processed pork products at retail under the brand name “Tianli An Puluo” in greater Wuhan City. This collaborative agreement was canceled as of June 15, 2012.

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

Index

Government action in our industry. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit. Likewise it is possible that the government could implement some form of price controls that could adversely impact our ability to price our products so as to recover increases in costs such as feed.

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

Index

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we have signed 7 joint development agreements, generally for periods of 10 years, with 7 local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies, and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow the black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of December 31, 2012, we have purchased $8.92 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. We also have purchased $1.62 million of hog rearing facilities and equipment that has not been completed and is not operational and is included in construction in progress as of December 31, 2012. These projects are expected to be completed by the first quarter of 2013.

Index

Comparison of the Results of Operations for the Years Ended December 31, 2012 and 2011

All amounts, other than percentages, in U.S. dollars

	For Year Ended December 31,			Percentage of
	2012	2011	Net Change	Change
Sales	$26,529,423	$28,638,431	$(2,109,008)	(7.36%)
Cost of goods sold	23,073,991	18,034,434	5,039,557	27.94%
Gross profit	3,455,432	10,603,997	(7,148,565)	(67.41%)
Selling, general and administrative expenses	3,421,178	2,551,615	869,563	34.08%
Income from operations	34,254	8,052,382	(8,018,128)	(99.57%)
Interest expense, net	(461,299)	(181,218)	(280,081)	154.55%
Subsidy income	218,605	233,928	(15,323)	(6.55%)
Other expense	(43,534)	(210,064)	166,530	(79.28%)
Net other expense	(286,228)	(157,354)	(128,874)	81.90%
Income (loss) before income taxes	(251,974)	7,895,028	(8,147,002)	(103.19%)
Income taxes	-	-	-	n/m
Net income (loss) from continuing operations	(251,974)	7,895,028	(8,147,002)	(103.19%)
Gain from operations of discontinued component, net of taxes	39,179	201,106	(161,927)	(80.52%)
Net income (loss)	$(212,795)	$8,096,134	$(8,308,929)	(102.63%)

Revenues. Our revenues decreased by $2,109,008 or approximately 7.36% in the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily the result of lower selling prices for breeder hogs and market hogs over the course of 2012. We sold 24% more market hogs in 2012 at a unit price 22% below unit prices in 2011, resulting in a 3% decline in our market hog revenues. With regard to our breeder hogs, we sold 10% less breeders during 2012 at a unit price 7% less than in 2011, causing a 17% reduction in our breeder hog revenues.

Our revenue from sales of market hogs was adversely impacted by decreased market prices caused by an oversupply of pork and China’s efforts to control prices. After experiencing a price peak in the pork retail market in 2011, the pork retail price in China has been steadily decreasing. Expanded hog production since the price peak in 2011 has resulted in an increased supply of hogs. Additionally, the government of China allowed pork to be imported in greater quantities with lower tariffs to reduce the pressure on the price of pork. Our sales of breeder hogs decreased in part because the cost of feeding hogs kept increasing over 2012 which caused hog farmers to reduce their purchases of breeder hogs.

Index

The tables below illustrate the sales of breeder hogs and market hogs for the years ended December 31, 2012 and 2011.

Sales by Products

	For the Year Ended December 31,
	2012			2011
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	26,690	$293	$7,821,393	29,654	$316	$9,374,312
Market Hogs	89,006	$210	18,708,030	71,946	$268	19,264,119
Total	115,696	$229	$26,529,423	101,600	$282	$28,638,431

Profit Margins. Our gross profit margin decreased to 13% in the year 2012 from 37% in 2011. The combination of increased feed costs and lower prices for market hogs and breeder hogs as a result of competition from increased herds in China and imported hogs caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 31% and 47% in the years 2012 and 2011, respectively, and the gross margins for market hogs were 5% and 32% in the years 2012 and 2011, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to lower pork prices for the reasons described above and soaring feed costs in China. Comparing the operating results of 2012 and 2011, the average selling price of our hogs was reduced from $282 to $229, a 19% reduction in hog prices. Additionally, our cost of goods sold for market hogs increased 35% because of a surge in the cost of hog feeds.

Expenses. Selling, general and administrative expenses increased by $869,563 in the year ended December 31, 2012 as compared to the same period in 2011. The increase was primarily from the non-cash expense of $1,130,000 resulting from the issuance of 1,000,000 shares to our marketing consultants and employees related to promotion of black hog sales.

Net Other Expense. Net other expense increased from $157,354 in the year of 2011 to $286,228 in the same period of 2012, an increase of $128,874, which was primarily due to an increase of $280,081 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Index

Net Income (Loss) from Continuing Operations. Our net income (loss) from continuing operations for the year ended December 31, 2012 and 2011 was $(251,974) and $7,895,028, respectively. The material decrease in net income (loss) is primarily the result of the $2,109,008 decrease in our revenues, a $5,039,557 increase in our cost of goods sold, and the non-cash expense of $1,130,000 resulting from the issuance of 1,000,000 shares to our marketing consultants and employees.

Liquidity and Capital Resources

The following discussion regarding liquidity and capital resources reflects our position as of December 31, 2012.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2012 our working capital was $8,984,403 as compared to $12,007,048 at December 31, 2011, reflecting the investment in rearing facilities for our black hog program of $6,977,751 during 2012, the collection of $1,110,512 previously loaned to An Puluo and the proceeds from Xiamen Reijin Equity Investment Fund (“Reijin Equity”) of $1,057,636 in exchange for a 40% interest in Tianzhili which has been reinvested in black hog rearing facilities construction.

The cash and cash equivalent balance of $7,477,205 at December 31, 2012, compared favorably to the balance of $6,507,742 at December 31, 2011. The components of this increase in cash of $969,463 are discussed below.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2012	2011
Net cash provided by operating activities	$5,608,121	$7,580,912
Net cash used in investing activities	(7,331,303)	(14,249,355)
Net cash provided by financing activities	2,604,420	4,100,890
Exchange rate effect on cash	88,225	1,091,502
Net cash (outflow) inflow	$969,463	$(1,476,051)

Cash Provided by Operating Activities

Net cash provided by operating activities in the year ended December 31, 2012 totaled $5,608,121. Cash flow pertaining to operating activities reflected the Company’s net loss from continuing operations for 2012 of ($251,974), offset by depreciation and amortization of $3,263,163, stock-based expense of $1,188,373, and an increase in other payables of $2,287,254. These favorable factors were partially offset by increases in inventories of $573,473, advances to suppliers of $189,025, and prepaid expenses of $366,450.

Index

Net cash provided by operating activities in the year ended December 31, 2011 totaled $7,580,912. Cash from operating activities in 2011 mainly consisted of our net income from continuing operations for the year of $7,895,028, supplemented by non-cash expenses of depreciation and amortization of $2,238,218, amortization of prepaid rental expense of $199,325 and stock-based compensation of $255,454, and a decrease in advances to suppliers of $1,009,718, and an increase in accounts payable and other payables of $621,648, and partially offset by an increase in accounts receivable of $124,883 and an increase in inventories of $4,507,283. The increase in inventories was in part due to the increase in the number of hogs resident in the farms and a decision to increase our supplies of feed to ensure availability and to purchase before further increases in cost.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 totaled $7,331,303. This included additions to construction in progress of $6,977,751 for establishing hog rearing facilities for smaller farmers participating in our black hog program, $1,760,034 for additions to our breeder stock and $213,872 for purchase of new equipment. During the year 2012, we also collected $1,110,512 from An Puluo and proceeds of $509,842 from the disposal of construction in progress.

Net cash used in investing activities for 2011 totaled $14,249,355. This included an advance of $1,084,363 to An Puluo, additions to construction in progress of $3,077,452 for establishing and upgrading hog farms, including hog farms for small farmers in the black hog program, $4,605,866 of plant and equipment investments, $1,923,470 for additions to our breeder stock, $785,223 for the purchase of intangible assets, and long-term prepaid rents of $1,831,987, mainly from the purchase of assets of our eleventh hog farm.

Cash Provided by Financing Activities

For the year ended December 31, 2012, net cash provided by financing activities was $2,604,420. The activity was comprised of a repayment of short-term loans of $4,759,336, proceeds from short-term loans of $7,099,343, and proceeds from XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, of $1,057,636 in exchange for a 40% interest of Tianzhili.

During 2011, the Company obtained $4,647,272 in proceeds from new short-term bank loans which are due by May 31, 2012 and November 22, 2012.

Commitments for Capital Expenditures

We have been actively pursuing upgrading our existing farms and building up hog rearing facilities for our Black Hog Program participants.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of December 31, 2012, we had provided funding totaling $10.54 million to local independent farmers to construct small-scale hog farms in which the farmers will raise black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

Index

To enable us to more rapidaly expand our black hog program, we entered into an investment agreement with XMRJ, a limited partner enterprise formed under Chinese law that engages in equity investments in China, and amendments thereto, whereby XMRJ has agreed to contribute RMB10 million or approximately $1,600,000 to the capital of Tianzhili and make an interest free loan of RMB 5,000,000 or approximately $800,000 to Tianzhili.  To date we have received RMB 6,666,700 or approximately $1,050,000 of the agreed upon capital contribution. The balance, RMB 3,333,300 or approximately $550,000 is to be advanced no later than May 5th, 2013. The $800,000 interest free loan is to be made in the second half of 2013 and remain outstanding for so long as XMRJ holds its interest in Tianzhili.

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

Index

Item 9. Chances in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 17, 2013, the Company was informed by its independent registered public accounting firm, Sherb & Co., LLP, (“Sherb”), that it has combined its practice with RBSM LLP (the “Merger”) effective January 1, 2013. As a result, the Company determined to enter into an engagement letter with RBSM LLP which became the Company's independent registered public accounting firm. The engagement of RBSM LLP as the Company's independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company on January 25, 2013.

Sherb & Co., LLP issued an audit report on the consolidated financial statements of the Company as at and for the years ended December 31, 2011 and 2010, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the consolidated financial statements of the Company as at and for the years ended December 31, 2011 and 2010 and through date of dismissal, (i) there were no disagreements between the Company and Sherb & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended December 31, 2011, the Company did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Prior to filing a Form 8-K reporting such change, the Company provided Sherb with a copy of the foregoing disclosures in the Form 8-K and Sherb furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by Sherb was filed as an exhibit to that Form 8-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Index

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Guofu Zhang, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Hanying Li, our Chief Executive Officer, and Guofu Zhang, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Index

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, Hanying Li, our Chief Executive Officer, and Guofu Zhang, our Chief Financial Officer, concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Index

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Hanying Li(6)	61	Chair of the Board, Chief Executive Officer and Director	2005
Guofu Zhang	35	Chief Financial Officer	2012
Peter E. Gadkowski (1)(3)(6)	61	Director	2010
Benyan Li(1)(2)(3)(4)	61	Director	2010
Zihui Mo(1)(2)(5)	53	Director	2012
Dr. Huanchun Chen(1)(2)(3)(6)	59	Director	2010
Jianguo Hu(5)	50	Director	2010
Yang Chen(4)	41	Director	2012

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Class I director whose term expires in 2014.
(5)	Class II director whose term expires in 2015.
(6)	Class III director whose term expires in 2013.

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

Mr. Guofu Zhang. Mr. Zhang has been our Chief Financial Officer since April 6, 2012. From May 2009 until April 5, 2012, Mr. Zhang was employed as Financial Manager of the Company. From 2007 to April, 2009, he was an Auditing Manager in Beijing of ZHONG PING JIAN HUA HAO, Certified Public Accountants. From 2005 through 2007, he was an auditing manager in Beijing for Wanlong, Certified Public Accountants. In 2004, he founded Beijing Zhi Yu Xing, a management consulting firm and held the post of general manager in charge of the enterprise internal control and financial analysis through 2005. From 2002 through 2004, he was an auditing assistant in Beijing of Wanlong, Certified Public Accountants. Mr. Zhang graduated from People’s University of China with the specialty of Accounting

Mr. Benyan Li. Mr. Li has served as an independent Director since January 2010. Mr. Li was the head Congressman of Qiaokou District People’s Congress between 2006 and 2009, chief prosecutor of Qiaokou District between 2001 and 2006, and chief prosecutor of Huangpi District between 1999 and 2001. Mr. Li received his diploma from the College of Central South Politics and Law. Mr. Li was nominated as a director because of his familiarity with applicable laws and agencies in Wuhan.

Index

Mr. Zihui Mo. Mr. Mo has been a director of the Company since October 13, 2012. Since January 1, 2009, Mr. Mo has been CFO and COO of Watches of Switzerland, a private manufacturer of watches in Hong Kong and the United States owned by members of his family. He held the same positions from February 2004 through 2006. From January 1, 2007 through 2009, he was a marketing manager with A Field Consulting Ltd., a company that provides consulting services for small and middle sized companies seeking to go public. From November 1994 through January 2004, he was Vice General Manager of China Shipping and Vice General Manager of Rich Shipping Co., Ltd. From September 1993 through November 1994, he was Marketing Manager of Barako Shipping Co., Ltd. From February 1991 through August 1993, he was Marketing Supervisor of UDS Distribution Services Co., Ltd., Jardine Group. From October 1989 through February 1991, he was Marketing Manager of Toyota of Durata, California. Mr. Mo received a Degree in Education from Ricks College (Idaho) in 1985 and a Degree in Market Management and Academician in Accounting from Brigham Young University in 1988. Mr. Mo was nominated as a director for his experience in marketing and accounting.

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

Dr. Huanchun Chen. Dr. Chen has been a director of the Company since December 6, 2010.  Dr. Chen is a professor at the Chinese Academy of Engineering and an expert in infectious diseases of domesticated animals. He graduated with a degree in Veterinarian Medicine from the University of Munich, Germany. Since 2000, Dr. Chen has served as a Vice President and Professor in the Laboratory of Preventive Veterinary Science at Huazhong University of Agriculture. Dr. Chen’s major achievements include confirming the outbreak of Hog Pseudorabies in China, separating and identifying the Hog Pseudorabies Virus, developing various diagnostic methods, systematically illustrating five forms of clinical manifestation of Hog Pseudorabies of China, and coming up a plan to eliminate the Hog Pseudorabies. In 2001, he won the 2nd Prize of National Advance of Science and Technology. By developing all kinds of new-type inactivated vaccine and attenuated vaccine and diagnosis reagent kit, he has won 3 kinds of identified achievement and 14 kinds of expert acceptance achievement.

Mr. Jianguo Hu. Mr. Hu has been a director of the Company since December 6, 2010 and Vice General Manager and Technical Director of the Company since 2008. He leads the Company’s research and directs its breeding production. From January 2005 to January 2008, Mr. Hu was previously the Executive Director of Hubei Provincial Association for Hog Raising. From January 2003 to December 2004, Mr. Hu served as a Director of the Wuhan Nanhu Modern Pig Raising Technology Research Center, which conducts research and promotion of modern hog raising techniques.

Index

Mr. Yang Chen. Mr. Chen has been a director of the Company since October 19, 2012. Mr. Chen has been an Executive Vice President since July 2012, mainly in charge of our marketing and sales program for Black hogs. Prior to joining us, Mr. Chen served as Vice President in Marketing of China Oumei Real Estate Inc., a real estate development company located in Qingdao, Shandong province, China, which he joined in April 2010. From January 2008 until April 2010 he served as the Chief Financial Officer of Qingdao Oumei Real Estate Development Co., Ltd. From 2004 to 2008, he was the chief financial officer of Mudanjiang Dongxing Group. Mr. Chen has more than 17 years of experience in accounting and financial management. From 2004 to 2008, he served as Chief Financial Officer of Mudanjiang Dongxing Group Corporation, a retail-oriented diversified company (hotels, supermarkets, villas, and electrical equipment). From 1992 to 2004, Mr. Chen served as chief financial officer of several companies, including Harbin Guangyun Electrical Appliance Co., Ltd. Mr. Chen graduated from Harbin Institute of Technology with a Bachelor’s Degree in Industrial Accounting in 1992. Mr. Chen was nominated as a director for his experience in marketing and accounting.

Board of Directors and Board Committees

Our board of directors currently consists of eight directors. There are no family relationships between any of our executive officers and directors. A director is not required to hold shares in our Company. There are currently no arrangements or understandings pursuant to which our directors are selected or nominated.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class II directors will face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter.

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

Index

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Benyan Li, Zihui Mo, and Dr. Huanchun Chen are our independent directors.

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

Our Board of Directors plays a key role in our risk oversight. As such, it is important for us to have both our Chief Executive Officer serve on the Board as they play key roles in the risk oversight or the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

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

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors. The nominating committee currently consists of Peter Gadkowski, Benyan Li and Dr. Huanchun Chen, with Mr. Gadkowski serving as Chairman.  The members of the Nominating Committee are independent, as that term is defined by NASDAQ.

Index

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

The nominating committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted and delivered in writing in a timely manner.   The criteria that the committee and the full board will use to assess the qualifications of candidates for election to the board will include matters such as experience in the hog or agricultural industry, financial or technical expertise, strength of character, quality of judgment, concern for the interests of the Company’s shareholders, and how these skills might be best utilized by the Company. The committee also will consider the extent to which the nominee would fill a present need on our Board of Directors.

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

Index

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2012.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Zihui Mo (1)	-	-	-	-	-	-	-
Benyan Li	-	-	-	-	-	-	-
Yang Chen (1)	-	-	-	-	-	-	-
Peter E. Gadkowski	$3,000	-	(2)	-	-	-	$3,000
Dr. Huanchun Chen	-	-	-	-	-	-	-
Jianguo Hu	$18,593	-	-	-	-	-	$18,593
Youhang Peng (3)	-	-	-	-	-	-	-
_______
(1)	Zihui Mo, and Yang Chen were elected as directors on October 19, 2012.
(2)	Represents options to purchase 8,667 common shares at an exercise price of $6.00 per shares which are exercisable until January 31, 2017.
(3)	Youhang Peng served as a director until October 19, 2012

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

Index

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

Index

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2012 in accordance with the filing requirements of Section 16(a) of the Exchange Act, except that the Form 3’s of Guofu Zhang, Zihui Mo and Yang Chen were not filed timely.

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

Item 11.  Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, Hanying Li, our principal executive officer, during the year ended December 31, 2012 and 2011 for services provided in all capacities to us and our subsidiaries. No executive officer (or former executive officer) received more than $100,000 in compensation for the fiscal year ended December 31, 2012 and 2011.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Hanying Li	2012	$50,000	-	-	-	-	-	-	$50,000
CEO and President	2011	$50,000	-	-	-	-	-	-	$50,000

Employment Agreements

Hanying Li

We entered into an employment agreement with our president and chief executive officer, Ms. Hanying Li effective December 1, 2009 which expired on November 30, 2012. Ms. Li’s employment agreement has been automatically renewed through November 30, 2014 unless terminated prior to renewal. Under the terms of her employment agreement, Ms. Li is entitled to:

•	Base compensation of $50,000, payable in 12 equal monthly installments of $4,167.

Index

•	Year-end bonus of $96,000, payable in the event our annual audited profits increase by at least 150% of the last year audited profit.

•	Reimbursement of reasonable expenses incurred by Ms. Li.

Guofu Zhang

We entered into an employment agreement with our chief financial officer, Mr. Guofu Zhang effective April 6, 2012 which is scheduled to expire on December 31, 2014. Mr. Zhang’s employment agreement is renewable for an additional period of 24 months unless either the Company or Mr. Zhang terminates it in writing at least three (3) months before the expiration of the initial term.

Under the terms of his employment agreement, Mr. Zhang is entitled to:

•	Base compensation of $38,095, payable in 12 equal monthly installments of $3,175.

•	Conditional year-end bonus no more than $38,095, payable in the event our annual audited profits reach or over 50% of the last year audited profit.

•	Reimbursement of reasonable expenses incurred by Mr. Zhang.

Each of Ms. Li and Mr. Zhang has agreed during that the term of his or her employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose the our confidential information;

•	take and implement all appropriate measures to protect the confidentiality of our confidential information;

•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Each of Ms. Li and Mr. Zhang has also agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Ms. Li or Mr. Zhang may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2013, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table in Item 11, and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 9, 2013 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 9, 2013, we had outstanding 11,194,000 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Tianli Agritech, Inc., Suite F, 23rd Floor, Building B, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Shares
Hanying Li, Principal Executive Officer and Director	3,050,000	(1)	27.25%
Guofu Zhang, Principal Financial Officer	-		-
Zihui Mo, Director	-		-
Benyan Li, Director	-		-
Yang Chen, Director	-		-
Peter E. Gadkowski , Director	26,000	(2)	*
Dr. Huanchun Chen, Director Jianguo Hu, Director	-		-
All Directors and Executive Officers as a Group (8 people)	3,076,000		27.42%
5% Shareholders Not Mentioned Above
Hua Zhang	3,050,000	(3)	27.25%

*	Less than 1%.
(1)	Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang.
(2)	Represents shares which Mr. Gadkowski may acquire upon exercise of options.
(3)	Includes 2,600,000 shares owned by Mr. Zhang’s spouse, Hanying Li.

Index

Item 13. Certain Relationships and Related Transactions

Payables to Related Party

At December 31, 2012 and 2011, Fengze had aggregate payables to Ms. Li of approximately $125,842 and $120,326. Such amount was due to Ms. Li for advances to Fengze for its business working capital related to the operations of our hog farms. These amounts were due upon demand and without interest.

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

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Benyan Li, Zihui Mo, and Dr. Huanchun Chen are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by RBSM LLP and Sherb & Co., LLP for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees	$132,000	$132,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$132,000	$132,000

Index

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

Our Board of Directors has reviewed and discussed with RBSM LLP., our audited financial statements contained in this Annual Report on Form 10-K for the 2012 fiscal year. The Board of Directors also has discussed with RBSM LLP , the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from RBSM LLP. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with RBSM LLP its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2012 fiscal year for filing with the SEC.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits.

No.	Description
10.1	Translation of Employment Agreement between Registrant and Mr. Guofu Zhang, Chief Financial Officer of the Registrant (1)
10.2	English translation of Agreement of Contract Termination dated June 15, 2012 (2)
10.3	English translation of Marketing Consulting Agreement for Enshi Black Hogs (North China Area) dated June 28, 2012 (3)
10.26	Tianli Agritech, Inc. 2012 Share Incentive Plan (4)
16.1	Letter of Sherb & Co., LLP to the Commission (5)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
(1)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012.
(2)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012.
(3)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2012.
(4)	Incorporated by reference to exhibit 10.26 to the Registration Statement filed on June 4, 2012.
(5)	Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANLI AGRITECH, INC.

Dated: March 14, 2013	By:	/s/ Hanying Li
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guofu Zhang
Guofu Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March__, 2013.

Signature	Title

/s/ Hanying Li	Chief Executive Officer (Principal Executive
Hanying Li	Officer) and Chair of the Board

/s/ Guofu Zhang	Chief Financial Officer (Principal Financial and Accounting
Guofu Zhang	Officer)

/s/ Zihui Mo	Director
Zihui Mo

/s/ Benyan Li	Director
Benyan Li

/s/ Yang Chen	Director
Yang Chen

/s/ Peter E. Gadkowski	Director
Peter E. Gadkowski

/s/ Dr. Huanchun Chen	Director
Dr. Huanchun Chen

/s/ Jianguo Hu	Director
Jianguo Hu

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tianli Agritech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tianli Agritech, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM LLP
RBSM LLP
March 14, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tianli Agritech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tianli Agritech, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP
Sherb & Co., LLP
March 9, 2012

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,477,205	$6,507,742
Accounts receivable	158,047	126,866
Inventories	10,232,893	9,578,040
Advances to suppliers	189,094	-
Prepaid expenses	237,247	164,664
Loan to An Puluo	-	1,101,582
Restricted cash	793,512	-
Other receivables	208,325	154,775
Assets - discontinued operations	-	1,402,842
Total Current Assets	19,296,323	19,036,511

Long-term prepaid expenses	1,681,488	1,818,399
Plant and equipment, net of accumulated depreciation of $4,979,716 and
$3,353,303 at December 31, 2012 and 2011, respectively	24,400,573	17,676,999
Construction in progress	1,655,901	3,126,317
Biological assets, net of accumulated amortization of $2,422,048 and
$1,090,459 at December 31, 2012 and 2011, respectively	4,357,846	3,886,580
Intangible assets, net	1,485,773	1,522,709

Total Assets	$52,877,904	$47,067,515

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$7,101,935	$4,721,064
Accounts payable and accrued payables	190,811	172,541
Due to An Puluo	-	35,951
Other payables	2,893,332	781,037
Due to related party	125,842	120,326
Liabilities - discontinued operations	-	1,198,544
Total Current Liabilities	10,311,920	7,029,463

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
11,194,000 and 10,135,000 shares issued and outstanding as of
December 31, 2012 and 2011, respectively)	11,194	10,135
Additional paid in capital	14,888,470	13,520,276
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	21,582,277	21,795,072
Accumulated other comprehensive income	2,609,374	2,295,922
Stockholders' Equity - Tianli Agritech Inc. and Subsidiaries	41,507,962	40,038,052
Noncontrolling interest	1,058,022	-
Total Stockholders' Equity	42,565,984	40,038,052
Total Liabilities and Stockholders' Equity	$52,877,904	$47,067,515

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011

Sales	$26,529,423	$28,638,431
Cost of goods sold	23,073,991	18,034,434
Gross profit	3,455,432	10,603,997

Operating expenses:
General and administrative expenses	2,239,737	2,450,399
Selling expenses	1,181,441	101,216
Total operating expenses	3,421,178	2,551,615

Income from operations	34,254	8,052,382

Other income (expense):
Interest expense	(461,299)	(181,218)
Subsidy income	218,605	233,928
Other income (expense)	(43,534)	(210,064)
Total other expenses	(286,228)	(157,354)

Income (loss) before income taxes	(251,974)	7,895,028

Income taxes	-	-
Net income (loss) from continuing operations	(251,974)	7,895,028

Discontinued operations:
Gain from operations of discontinued component, net of taxes	39,179	201,106

Net income (loss)	(212,795)	8,096,134

Other comprehensive income:
Unrealized foreign currency translation adjustment	313,452	1,057,803

Comprehensive income	$100,657	$9,153,937

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	10,605,625	10,135,000

Continuing operations - Basic & diluted	$(0.02)	$0.78
Discontinued operations -Basic & diluted	$-	$0.02

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(251,974)	$7,895,028
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,969,098	2,248,545
Amortization of prepaid expenses	406,357	188,998
Bad debt expense	-	54,218
Stock-based compensation	1,188,373	255,454
Written off advances to suppliers	-	26,584
Loss on disposal of construction in progress	49,338	-
Changes in operating assets and liabilities:
Accounts receivable	(30,095)	(124,883)
Inventories	(573,473)	(4,507,283)
Advances to suppliers	(189,025)	1,009,718
Prepaid expenses	(366,450)	(229,070)
Other receivables	(52,219)	131,164
Accounts payable and accrued payables	16,802	30,871
Other payables	2,287,254	590,777
Total adjustments	5,705,960	(324,907)
Net cash provided by operating activities from continuing operations	5,453,986	7,570,121
Net cash provided by operating activities from discontinued operations	154,135	10,791
Net cash provided by operating activities	5,608,121	7,580,912

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	1,110,512	-
Acquisition payables	-	(940,994)
Advance to An Puluo	-	(1,084,363)
Payment for long-term prepaid expenses	-	(1,831,987)
Purchase of intangible assets	-	(785,223)
Investment in construction in progress	(6,977,751)	(3,077,452)
Proceeds from disposal of construction in progress	509,842	-
Proceeds from disposal of biological assets	-	-
Deposits for purchase of equipment	-	-
Purchase of biological assets	(1,760,034)	(1,923,470)
Purchase of plant and equipment	(213,872)	(4,605,866)
Net cash used in investing activities	(7,331,303)	(14,249,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in restricted cash	(793,223)	-
Due to An Puluo	-	35,389
Due to related party	-	161,793
Proceeds from the noncontrolling shareholder's capital investment	1,057,636	-
Repayment of short-term loans	(4,759,336)	(743,564)
Proceeds from short-term loans	7,099,343	4,647,272
Net cash provided by financing activities	2,604,420	4,100,890

EFFECT OF EXCHANGE RATE CHANGES ON CASH	88,225	1,091,502

NET INCREASE (DECREASE) IN CASH	969,463	(1,476,051)

CASH, BEGINNING OF YEAR	6,507,742	7,983,793

CASH, END OF YEAR	$7,477,205	$6,507,742

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$484,260	$201,589
Income tax	$-	$-

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amoount	Paid-in Capital	Reserves	Earnings	Income	Interest	Total
Balance, December 31, 2010	10,125,000	$10,125	$13,445,712	$1,510,423	$14,605,162	$1,238,119	$-	$30,809,541

Stock-based compensation to consultants	10,000	10	53,190	-	-	-	-	53,200
Options granted to director	-	-	21,374	-	-	-	-	21,374
Appropriation to statutory surplus reserves	-	-	-	906,224	(906,224)	-	-	-
Comprehensive income:
Net income	-	-	-	-	8,096,134	-	-	8,096,134
Unrealized foreign currency translation adjustment	-	-	-	-	-	1,057,803	-	1,057,803
Subtotal

Balance, December 31, 2011	10,135,000	10,135	13,520,276	2,416,647	21,795,072	2,295,922	-	40,038,052

Stock-based compensation to consultants	960,000	960	1,083,840	-	-	-	-	1,084,800
Stock-based compensation to employees	40,000	40	45,160	-	-	-	-	45,200
2011 stock-based compensation to an investor relationship consulting firm	34,000	34	180,846	-	-	-	-	180,880
2012 stock-based compensation to an investor relationship consulting firm	25,000	25	36,975	-	-	-	-	37,000
Options granted to director	-	-	21,373	-	-	-	-	21,373
Capital investment from noncontrolling interest shareholders in one of Chinese subsidiaries	-	-	-	-	-	-	1,058,022	1,058,022
Comprehensive income:
Net income	-	-	-	-	(212,795)	-	-	(212,795)
Unrealized foreign currency translation adjustment	-	-	-	-	-	313,452	-	313,452
Subtotal

Balance, December 31, 2012	11,194,000	$11,194	$14,888,470	$2,416,647	$21,582,277	$2,609,374	$1,058,022	$42,565,984

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze and Tianzhili are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Tianli was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sold pork products through its retail operation operated until June 2012. The Company operates eleven production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

On June 22, 2011, Fengze established Hubei Tianzhili Breeder Hog Co., Ltd., then a wholly owned subsidiary (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engaged in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo. This collaborative agreement commenced in the third quarter of 2011 and was terminated as of June 15, 2012.

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Hubei Tianzhili.  Until such investment, Tianzhili was a wholly-owned subsidiary of Fengze. Tianzhili conducts our black hog breeding operations. In consideration for its commitment to make the investment and an interest free loan, XMRJ received a 40% equity interest in Tianzhili. As of December 31, 2012, Tianzhili received $1,057,636 or RMB 6,666,700 from XMRJ.

In connection with its investment in Tianzhili, XMRJ agreed to loan RMB 5,000,000, or approximately $800,000, to Tianzhili without interest.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Therefore, no allowance for doubtful accounts is deemed to be required at December 31, 2012 and 2011.

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

Prepaid Expenses

Prepaid expenses at December 31, 2012 and 2011 totaled $237,247 and $164,664, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy. For the years ended December 31, 2012 and 2011, the Company had amortized its prepaid insurance expense and service expense of $294,065 and $108,354, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding to other hog producers. From  September 30, 2011, until June 15, 2012, the Company also generated revenue from selling processed pork products to retailers.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the collaborative agreement with An Puluo, the Company was the principal in the transaction and the Company recorded revenues when An Puluo sold the product and title passed to its customer. The Company and An Puluo share the profit from this collaborative business and all profit sharing to An Puluo was recorded as part of Cost of sales in the Company’s consolidated statements of income. On June 15, 2012, the Company terminated the collaborative agreement with An Puluo.

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company was permitted to retail pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities were responsible for remitting to the Company the sales revenue that they collected on behalf of the Company, less any fees for operating a retail operation in their facility. The receivable as of June 15, 2012, along with all assets and liabilities generated and incurred under the collaborative arrangement, has been assumed by An Puluo after the Company terminated the collaborative arrangement as An Puluo has the capacity to operate a retail operation. Net assets and liabilities that arose under this terminated collaborative arrangement have been resolved as of December 31, 2012 and are reflected as $0 in net assets and liabilities of discontinued operations.

According to the agreement, the Company and An Puluo share the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the years ended December 31, 2012 and 2011 was $15,672 and $80,442, respectively. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement. As of December 31, 2011 profit share payable to An Puluo is reflected in liabilities of discontinued operations..

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of December 31, 2012 their operations are in one segment, that of hog farming. While the Company operated under the collaboration agreement with An Puluo it operated under two segments, that of hog farming and retail pork product sales. Subsequent to the cancellation of the collaboration agreement on June 15, 2012 the Company operates in the hog farming segment only.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2012 and 2011.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from their customers. As of December 31, 2012 and 2011, the Company has no VAT payable with respect to their retail operations as they were resolved with An Puluo upon termination of the collaborative arrangement.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2012 and 2011.

Foreign Currency Translation

As of December 31, 2012 and 2011, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.30 per US dollar and RMB 6.35 per US dollar as of December 31, 2012 and 2011, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2012 and 2011, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.30 and RMB 6.46 per US dollar for the years ended December 31, 2012 and 2011, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012 and 2011, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Pursuant to the termination agreementon, the Company cancelled the collaborative agreement with An Puluo. After the termination, the Company no longer had any operations in a retail segment. As of June 15, 2012, the Company had realized accumulated retained earnings of $240,286 from its collaborative arrangement with An Puluo since the inception of the collaboration.

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of December 31, 2012 and 2011 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $39,179 and $201,106, for the years ended December 31, 2012 and 2011, respectively.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Year Ended December 31,
	2012	2011
Revenues	$1,902,575	$2,799,364
Net gain from discontinued operations	$39,179	$201,106

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2012	2011
Accounts receivable	$158,047	$126,866
Less: Allowance for doubtful accounts	-	-
	$158,047	$126,866

NOTE 5—INVENTORIES

Inventories consisted of the following:

	December 31,
	2012	2011
Raw materials	$1,678,406	$1,208,404
Work in process—biological assets	4,385,742	4,613,624
Infant hogs	4,168,745	3,756,012
	$10,232,893	$9,578,040

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2012 and 2011, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of December 31, 2012 and 2011, advances to suppliers amounted to $189,094 and $0, respectively.

The balance as of December 31, 2012 included deposits of $177,191 for the purchase of breeding hogs.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7—OTHER RECEIVABLES

At December 31, 2012 and 2011, the Company reported other receivables of $208,325 and $154,775, respectively, including an allowance for doubtful receivables of $55,547 and $55,079.

The balances as of December 31, 2012 and 2011 included a deposit of $158,702 and $157,369 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

NOTE 8—RESTRICTED CASH

At December 31, 2012, the Company reported restricted cash of $793,512. The restricted cash as of December 31, 2012 was a deposit as part of collateral for the short-term loan from Shanghai Pudong Development Bank.

NOTE 9—LOAN TO AN PULUO

As of December 31, 2011, the Company had a loan to An Puluo of $1,101,582. The loan receivable was non-interest bearing, unsecured and due on demand. The Company collected on this loan receivable in May 2012.

NOTE 10—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2012	2011
Buildings	$25,219,192	$17,321,424
Vehicles	693,742	681,067
Office equipment	535,870	262,679
Production equipment	2,931,485	2,765,132
	29,380,289	21,030,302
Less: Accumulated depreciation	(4,979,716)	(3,353,303)
	$24,400,573	$17,676,999

On May 12, 2011, the Company acquired its eleventh farm from Au Puluo, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $1,597,411 and $1,142,916 for the years ended December 31, 2012 and 2011, respectively. $1,173,343 and $1,080,536 of depreciation expense was capitalized into inventories during the years ended December 31, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 11—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2012 and 2011, the construction in progress was $1,655,901 and $3,126,317, respectively. Included in this amount were:

-
$38,089 and $750,992 as of December 31, 2012 and 2011 for construction of a new feed processing facility, a new refrigerator and improvements of several of the Company’s hog farms. The new refrigerator had been installed in the second quarter of 2012. The construction for the new feed processing facility was finished in the fourth quarter of 2012; and

-
$1,617,812 and $2,375,325 as of December 31, 2012 and 2011, respectively, funding to local independent farmers to construct small-scale hog farms. During the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plant and equipment included in these small-scale hog rearing facilities belongs to the Company while the local cooperatives (and the individual farmers) have the right to use them. As of December 31, 2012 and 2011, the Company has expended a total of $10.54 million and $4.27 million to build these hog rearing facilities. With respect to three of the cooperatives located in Xianfeng County, Enshi Autonomous Prefecture, the Company has purchased $1.28 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of December 31, 2012. With regard to four of the cooperatives located in Laifeng County, Enshi Autonomous Prefecture, the Company has purchased $9.26 million of hog rearing facilities and equipment, including $7.65 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of December 31, 2012. The remaining balance of $1.62 million which has not been completed and is not operational is included in construction in progress as of December 31, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2012 and 2011, deposits from farmers were $2,893,014 and $600,156, respectively, and were included in other payables.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 12—BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31,
	2012	2011
Breeding hogs	$6,779,893	$4,977,039
Less: Accumulated amortization	(2,422,047)	(1,090,459)
	$4,357,846	$3,886,580

As of December 31, 2012, $552,548 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2012 and 2011 was $1,321,865 and $1,060,754, respectively. $1,321,865 and $1,060,754 of amortization of the biological assets was capitalized into inventories during the years ended December 31, 2012 and 2011.

NOTE 13—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Long-term prepaid rental expenses	$1,780,089	$1,765,130
Office decoration expenses	85,700	136,546
	1,865,789	1,901,676
Less: Accumulated amortization	(184,301)	(83,277)
	$1,681,488	$1,818,399

Amortization expense for the years ended December 31, 2012 and 2011 was $112,292 and $80,644, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $112,292 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 14—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Land use rights	$1,682,532	$1,668,393
Less: Accumulated amortization	(196,759)	(145,684)
	$1,485,773	$1,522,709

Amortization expense for the years ended December 31, 2012 and 2011 was $49,822 and $44,875, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $49,822 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 15—SHORT-TERM LOANS

As of December 31, 2012 and 2011, the short-term loans are as follows:

	December 31,
	2012	2011
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.203%, due by May 31, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze and Fengxin	$-	$3,147,376
Loan payable to Communication Bank of China, annual interest rate of 8.528%, due by November 25, 2012, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Fengze	-	1,573,688
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by May 23, 2013, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	761,772	-
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.100%, due by July 22, 2013, guaranteed by Xin Zhang	825,253	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by July 9, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $793,512 restricted cash	1,587,025	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by August 12, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $793,512 restricted cash	2,340,861	-
Loan payable to Communication Bank of China, annual interest rate of 7.8%, due by November 22, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,587,024	-
	$7,101,935	$4,721,064

In 2012, the Company paid $161,357 and $31,729 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. In 2011, the Company paid $68,333 and $86,749 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. Amount of $75,309 and $155,082 was recorded as interest expense for the years ended December 31, 2011 and 2010, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 16—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2012 and 2011, accounts payable and accrued liabilities are as follows:

	December 31,
	2012	2011
Accounts payable	$146,568	$153,058
Other taxes payable	571	19,483
Others	43,672	-
	$190,811	$172,541

NOTE 17—DUE TO AN PULUO

As of December 31, 2012 and 2011, amounts due to An Puluo are as follows:

	December 31,
	2012	2011
Payable for purchase of finished goods	$-	$35,951

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 18—OTHER PAYABLES

Other payables at December 31, 2012 and 2011 were $2,893,332 and $781,037, respectively. Included in other payables as of December 31, 2012 were mainly deposit payables of $2,893,014. At December 31, 2011, other payables were comprised of deposits payable of $600,157 and a payable to an investor relationship consultant of $180,880.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2012 and 2011, deposits from farmers were $2,893,014 and $600,157, respectively.

The amortization of deposit payables for the years ended December 31, 2012 and 2011 was $73,541 and $5,824. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2012	$73,541
2013	$73,541
2014	$73,541
2015	$73,541
2016	$73,541
Thereafter	$2,525,309

NOTE 19—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $125,842 and $120,326 as of December 31, 2012 and 2011, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 20—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of December 31, 2012 and 2011, it had 11,194,000 shares and 10,135,000 shares issued and outstanding, respectively.

The Company granted to its investor relation firm 44,000 shares of the Company’s common stock for services to be rendered up through October 2011 pursuant to an agreement made in October 2010. The shares were valued at $234,080 and amortized over the service term. The amortization of this grant was $234,080 for the year ended December 31, 2011. In July 2011, the Company issued 10,000 shares of the 44,000 shares to the investor relationship consulting firm. The remaining 34,000 shares were issued on October 11, 2012.

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the year ended December 31, 2012 and 2011, the amortization of these options amounted to $21,373 and $21,374, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

On July 12, 2012, the Company issued 1,000,000 shares of common stock as compensation to its consultants and employees, comprised of 960,000 shares to marketing consultants for black hog sales and 40,000 shares to its employees. The Company recognizes the compensation cost of $1,130,000 as part of its selling expense.

On October 11, 2012, the Company issued 25,000 shares of the Company’s common stock to the investor relationship consulting firm for its 2012 consulting services. The shares were valued at $37,000 and recognized as compensation cost as part of the Company’s general and administrative expenses.

The fair value of the director options and the placement agent warrants were estimated as of the grant date using the Black Scholes option pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the date of the grant as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 20—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of December 31, 2012 and 2011 and the activity during the year ended December 31, 2012.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012	26,000	$6.00	210,000	$7.21
Exercisable at December 31, 2012	17,333	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 4 years and 2.5 years, respectively. The market value of the Company’s common stock was $0.85 and $1.26 as of December 31, 2012 and 2011, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2012 and 2011 was $0.

NOTE 21—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of December 31, 2012 and 2011.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 22—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2012 and 2011, 97% and 87% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the year ended December 31, 2012 and 2011, there were two customers that accounted for more than 10% of the Company’s revenue, 13% to Wuhan Mingxiang Meat Factory Co. Ltd. and 12% to Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 23—GOVERNMENT SUBSIDIES

The Company received subsidies of $218,605 and $233,928 in the years ended December 31, 2012 and 2011, respectively for recurring breeder hog subsidies. All such subsidies are recorded as “subsidy income” in the financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 24—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2012 and 2011.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2012 and 2011 was $84,516 and $86,721, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2012 under all non-cancelable leases for years ending December 31:

Operating Leases
2013	$82,790
2014	$82,790
2015	$82,790
2016	$82,790
2017	$82,790
Thereafter	$1,595,259

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 24—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitments

	December 31,
	2012	2011
Capital commitments – contracted but not provided for:
Construction of buildings - within one year	$-	$533,480

Capital expenditures

The Company has been actively pursuing the acquisition of additional hog farms and upgrading its existing farms. As of December 31, 2011, the Company had deposited $750,992, included in construction in progress, for building a new feed processing facility, new refrigerator, and the improvements of several of the Company’s hog farms. The construction for the new feed processing facility was finished in the fourth quarter of 2012.

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of December 31, 2012 and 2011, the Company provided funds totaling $10.54 million and $4.27 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

NOTE 25—SUBSEQUENT EVENTS

On February 6, 2013, we received a letter from The NASDAQ Stock Market notifying us that the minimum bid price of our common shares was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(1). In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common shares meet or exceeds $1.00 per share for at least 10 consecutive days by August 5, 2013.

If the Company does not regain compliance by August 5, 2013, NASDAQ will provide written notification to the Company that the Company's common shares are subject to delisting we are evaluating available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

On March 8, 2013, the Company entered into an agreement with XMRJ LLP supplementing the capital injection agreement on November 5, 2012. According to the supplementary agreement, XMRJ LLP will make the balance of the agreed upon capital contribution of RMB 3,333,300 or approximately $550,000, into Tianzhili within six months after the first capital contribution was made. Additionally, XMRJ LLP will make the long-term interest free loan of RMB 5,000,000 (or $800,000) committed to in the loan commitment agreement at such time in the second half of 2013 as Tianzhili’s operations require.