Form 10-Q
period 2013-03-31
Tianli Agritech, Inc.
filed 2013-05-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 2, 2013, the Registrant had outstanding 11,194,000 shares of common stock, par value $0.001 per share.

TIANLI AGRITECH, INC.
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2012 filed on March 14, 2013.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.
TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,976,673	$7,477,205
Accounts receivable	187,646	158,047
Inventories	10,767,087	10,232,893
Advances to suppliers	11,968	189,094
Prepaid expenses	137,414	237,247
Restricted cash	797,881	793,512
Other receivables	202,457	208,325
Total Current Assets	20,081,126	19,296,323
Plant and equipment, net	25,722,163	24,400,573
Construction in progress	480,244	1,655,901
Biological assets, net	4,089,522	4,357,846
Long-term prepaid expenses	1,662,590	1,681,488
Land use rights, net	1,481,424	1,485,773
Total Assets	$53,517,069	$52,877,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$7,141,033	$7,101,935
Accounts payable and accrued liabilities	187,658	190,811
Other payables	3,417,093	2,893,332
Due to related party	126,363	125,842
Total Liabilities	10,872,147	10,311,920

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 11,194,000 shares issued and outstanding on March 31, 2013 and December 31, 2012)	11,194	11,194
Additional paid in capital	14,888,470	14,888,470
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	21,472,209	21,582,277
Accumulated other comprehensive income	2,857,367	2,609,374
Stockholders’ Equity – Tianli Agritech Inc., and Subsidiaries	41,645,887	41,507,962
Noncontrolling interest	999,035	1,058,022
Total Stockholders’ Equity	42,644,922	42,565,984
Total Liabilities and Stockholders’ Equity	$53,517,069	$52,877,904

See notes to unaudited condensed consolidated financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$7,386,534	$6,706,421
Cost of goods sold	6,581,233	5,404,414
Gross profit	805,301	1,302,007

General and administrative expenses	902,498	633,467
Selling expenses	36,042	-
Total Operating Expenses	938,540	633,467
Income (Loss) from Operations	(133,239)	668,540
Other income (expense):
Interest expenses and bank charges	(166,817)	(93,666)
Subsidy income	95,589	134,647
Other income (expense)	25,904	1,833
Total other income (expense)	(45,324)	42,814

Income (loss) before income taxes	(178,563)	711,354
Income taxes	-	-
Net income (loss) from continuing operations	(178,563)	711,354
Discontinued operations:
Loss from operations of discontinued component, net of taxes	-	(4,656)
Net income (loss)	(178,563)	706,698

Add:
Net loss attributable to non-controlling interest	68,495	-
Net income (loss) attributable to Tianli Agritech Inc. and Subsidiaries	$(110,068)	$706,698

Basic and diluted earnings (loss) per share – continuing operations	$(0.02)	$0.07
Basic and diluted earnings (loss) per share – discontinued operations	$-	$-
Basic and diluted weighted average shares	11,194,000	10,135,000

Comprehensive income:
Net income (loss) attributable to Tianli Agritech Inc. and Subsidiaries	$(110,068)	$706,698

Other comprehensive income:
Unrealized foreign currency translation adjustment attributable to Tianli Agritech Inc. and Subsidiaries	252,565	247,805
Comprehensive income	$142,497	$954,503

See notes to unaudited condensed consolidated financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(178,563)	$706,698
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	800,471	674,203
Amortization of prepaid rental expenses	100,446	74,705
Provision for doubtful accounts	-	16
Stock-based compensation	-	5,343
Changes in operating assets and liabilities:
Accounts receivable	(28,681)	3,040
Inventories	(317,839)	(121,318)
Advances to suppliers	79	(138,263)
Prepaid expenses	-	69,016
Other receivables	7,003	75
Accounts payable and accrued liabilities	(4,196)	(50,934)
Other payables	546,572	815,144
Net cash provided by operating activities from continuing operations	925,292	2,037,725
Net cash used in operating activities from discontinued operations	-	(1,146)
Net cash provided by operating activities	925,292	2,036,579

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	-	(1,331,897)
Purchase of biological assets	(58,570)	(351,879)
Purchase of plant and equipment	(432,941)	(46,631)
Net cash used in investing activities	(491,511)	(1,730,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to An Puluo	-	(7,996)
Net cash used in financing activities	-	(7,996)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	65,687	(28,049)
NET INCREASE (DECREASE) IN CASH	499,468	270,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,477,205	6,518,533
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,976,673	$6,788,660

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$173,021	$100,082
Income tax paid	$-	$-

See notes to unaudited condensed consolidated financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd. (“Hefeng”), a wholly-owned subsidiary of Tianzhili and a Chinese limited liability company, was incorporated on January 16, 2013. All of Tianli’s operations are conducted by Fengze, Tianzhili, and Hefeng whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze, Tianzhili and Hefeng are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

WFOE also entered into a Pledge of Equity Agreement (the “PEA”) with the Principal Stockholders, who pledged all their equity interest in Fengze to WFOE. The PEA, which was entered into by each Principal Shareholder, pledged each of the Principal Stockholders’ equity interest in Fengze as a guarantee for the entrustment payment under the EMA.

In addition, WFOE entered into an Option Agreement (the “OA”) to acquire the Principal Stockholders’ equity interest in Fengze if or when permitted by the PRC laws.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

On June 22, 2011, Fengze established Hubei Tianzhili Breeder Hog Co., Ltd., a wholly owned subsidiary (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engaged in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo. This collaborative agreement commenced in the third quarter of 2011 1nd was terminated as of June 15, 2012.

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

In connection with its investment in Tianzhili, XMRJ will loan RMB 5,000,000, or approximately $800,000, to Tianzhili without interest burden for a term commencing when the loan is made and endiing when XMRJ decides to withdraw its investment in Tianzhili.

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd., a wholly owned subsidiary (“Hefeng”) of Tianzhili, in Enshi City, Hubei Province as a limited liability company.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through the EMA, PEA, and OA and to acquire the net assets of VIE through purchase of its equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements the amount of controlling interest of the Fengze shareholders, who are holding shares of the VIE for the Company, is zero. They exercise no controls over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Therefore, no allowance for doubtful accounts is deemed to be required at March 31, 2013 and December 31, 2012.

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

Prepaid Expenses

Prepaid expenses at March 31, 2013 and December 31, 2012 totaled $137,414 and $237,247, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy. For the three months ended March 31, 2013 and 2012, the Company had amortized its prepaid insurance expense and service expense of $100,446 and $74,705, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2013 and 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with whom An Puluo had ongoing business arrangements. In these retail facilities, the Company was permitted to retail pork products. The owners of these retail facilities were responsible for collection of all retail sales made by the Company. These retail facilities were responsible for remitting to the Company the sales revenue that they collected on behalf of the Company, less any fees for operating a retail operation in their facility. The receivable as of June 15, 2012, along with all assets and liabilities generated and incurred under the collaborative arrangement, has been assumed by An Puluo after the Company terminated the collaborative arrangement as An Puluo has the capacity to operate a retail operation. Net assets and liabilities that arose under this terminated collaborative arrangement have been resolved as of December 31, 2012 and are reflected as $0 in net assets and liabilities of discontinued operations.

According to the agreement, the Company and An Puluo shared the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Loss sharing to An Puluo during the three months ended March 31, 2012 was $0. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of December 31, 2012 their operations are in one segment, that of hog farming. While the Company operated under the collaboration agreement with An Puluo it operated under two segments, that of hog farming and retail pork product sales. Subsequent to the cancellation of the collaboration agreement on June 15, 2012, the Company operates in the hog farming segment only.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2013 and December 31, 2012.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company is engaged in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, which is exempt from the Chinese income tax. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes. In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from their customers. As of March 31, 2013 and December 31, 2012, the Company has no VAT payable with respect to their retail operations as they were resolved with An Puluo upon termination of the collaborative arrangement.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three months periods ended March 31, 2013 and 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of March 31, 2013 and December 31, 2012, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.27 per US dollar and RMB 6.30 per US dollar as of March 31, 2013 and December 31, 2012, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2013 and 2012, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.28 and RMB 6.30 per US dollar for the three months ended March 31, 2013 and 2012, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

As of March 31, 2013 and December 31, 2012, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of December 31, 2012 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a loss from operations of the discontinued operation, net of income taxes, of $4,656 for the three months ended March 31, 2012.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Revenues	$-	$1,099,768
Net loss from discontinued operations	$-	$(4,656)

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$187,646	$158,047
Less: Allowance for doubtful accounts	-	-
	$187,646	$158,047

NOTE 5—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$1,832,365	$1,678,406
Work in process—biological assets	4,393,184	4,385,742
Infant hogs	4,541,538	4,168,745
	$10,767,087	$10,232,893

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2013 and December 31, 2012, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of March 31, 2013 and December 31, 2012, advances to suppliers amounted to $11,968 and $189,094, respectively.

NOTE 7—OTHER RECEIVABLES

At March 31, 2013 and December 31, 2012, the Company reported other receivables of $202,457 and $208,325, respectively, including an allowance for doubtful receivables of $55,852 and $55,547.

The balances as of March 31, 2013 and December 31, 2012 included a deposit of $159,576 and $158,702 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

NOTE 8— RESTRICTED CASH

At March 31, 2013 and December 31, 2012, the Company reported restricted cash of $797,881 and $793,512. The restricted cash as of March 31, 2013 and December 31, 2012 was a deposit as part of collateral for the short-term loan from Shanghai Pudong Development Bank.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2013	2012
Buildings	$26,984,754	$25,219,192
Vehicles	697,560	693,742
Office equipment	539,303	535,870
Production equipment	2,957,435	2,931,485
	31,179,052	29,380,289
Less: Accumulated depreciation	(5,456,889)	(4,979,716)
	$25,722,163	$24,400,573

On May 12, 2011, the Company acquired from An Puluo its eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $449,022 and $357,458 for the three month periods ended March 31, 2013 and 2012, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2013 and December 31, 2012, the construction in progress was $480,244 and $1,655,901, respectively.  Included in this amount were:

-
$37,899 and $38,089 as of March 31, 2013 and December 31, 2012 for building up a new feed processing facility, a new refrigerator and improvements of several of the Company’s hog farms. The new refrigerator had been installed in the second quarter of 2012. The construction for the new feed processing facility was finished in the fourth quarter of 2012; and

-
$442,345 and $1,617,812 as of March 31, 2013 and December 31, 2012, respectively, funding to local independent farmers to construct small-scale hog farms. Since the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plant and equipment included in these small-scale hog rearing facilities belongs to the Company while the local cooperatives (and the individual farmers) have the right to use them. As of March 31, 2013 and December 31, 2012, the Company has expended a total of $12.67 million and $10.54 million to build these hog rearing facilities. With respect to three of the cooperatives located in Xianfeng County, Enshi Autonomous Prefecture, the Company has purchased $1.28 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of March 31, 2013 and December 31, 2012. With regard to four of the cooperatives located in Laifeng County, Enshi Autonomous Prefecture, the Company has purchased $11.38 million and $9.26 million of hog rearing facilities and equipment, including $10.9 million and $7.65 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of March 31, 2013 and December 31, 2012. The remaining balance of $0.44 million and $1.62 million which has not been completed and is not operational is included in construction in progress as of March 31, 2013 and December 31, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2013 and December 31, 2012, deposits from farmers were $3,411,542 and $2,893,014, respectively, and were included in other payables.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2013	2012
Breeding hogs	$6,875,886	$6,779,893
Less: Accumulated amortization	(2,786,364)	(2,422,047)
	$4,089,522	$4,357,846

Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2013 and 2012 was $350,405 and $312,115, respectively.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Long-term prepaid rental expenses	$1,789,889	$1,780,089
Others	86,171	85,700
	1,876,060	1,865,789
Less: Accumulated amortization	(213,470)	(184,301)
	$1,662,590	$1,681,488

Amortization expense for the three months ended March 31, 2013 and 2012 was $28,110 and $74,705, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $83,139 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Land use rights	$1,691,794	$1,682,532
Less: Accumulated amortization	(210,370)	(196,759)
	$1,481,424	$1,485,773

Amortization expense for the three month periods ended March 31, 2013 and 2012 was $12,508 and $12,467, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $50,032 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 14—SHORT-TERM LOANS

As of March 31, 2013 and December 31, 2012, the short-term loans are as follows:

	March 31, 2013	December 31, 2012
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by May 23, 2013, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$765,966	$761,772
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.100%, due by July 22, 2013, guaranteed by Xin Zhang	829,795	825,253
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by July 9, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $797,881 restricted cash	1,595,762	1,587,025
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by August 12, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $797,881 restricted cash	2,353,748	2,340,861
Loan payable to Communication Bank of China, annual interest rate of 7.8%, due by November 22, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,595,762	1,587,024
	$7,141,033	$7,101,935

As of December 31, 2012, the Company had paid $161,357 and $31,729 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. No such payment was made during the three months ended March 31, 2013. The amount of $173,021 and $100,082 was recorded as interest expense for the three months ended March 31, 2013 and 2012, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2013 and December 31, 2012, accounts payable and accrued liabilities are as follows:

	March 31,	December 31,
	2013	2012
Accounts payable	$143,325	$146,568
Other taxes payable	529	571
Others	43,804	43,672
	$187,658	$190,811

NOTE 16—OTHER PAYABLES

Other payables at March 31, 2013 and December 31, 2012 were $3,417,093 and $2,893,332, respectively. Included in other payables as of March 31, 2013 were mainly deposit payables of $3,411,542. At December 31, 2012, other payables were comprised of deposits payable of $2,893,014.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2013 and December 31, 2012, deposits from farmers were $3,411,542 and $2,893,014, respectively.

The amortization of deposit payables for the three months ended March 31, 2013 and 2012 was $39,573 and $9,424, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2013	$158,292
2014	$158,292
2015	$158,292
2016	$158,292
2017	$158,292
Thereafter	$2,620,082

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $126,363 and $125,842 as of March 31, 2013 and December 31, 2012, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of March 31, 2013 and December 31, 2012, it had 11,194,000 shares issued and outstanding, respectively.

The Company granted to its investor relations firm 44,000 shares of the Company’s common stock for services to be rendered up through October 2011 pursuant to an agreement made in October 2010. The shares were valued at $234,080 and amortized over the service term. The amortization of this grant was $234,080 for the year ended December 31, 2011. In July 2011, the Company issued 10,000 shares of the 44,000 shares to the investor relationship consulting firm. The remaining 34,000 shares were issued on October 11, 2012.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of March 31, 2013 and December 31, 2012 and the activity during the three months ended March 31, 2013.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2013	26,000	$6.00	210,000	$7.21
Exercisable at March 31, 2013	19,500	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.75 years and 2.25 years, respectively. The market value of the Company’s common stock was $0.70 and $0.85 as of March 31, 2013 and December 31, 2012, respectively. The intrinsic value of the outstanding options and the warrants as of March 31, 2013 and December 31, 2012 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of March 31, 2013 and December 31, 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2013 and December 31, 2012, 99% and 97% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the three months ended March 31, 2013 and 2012, there were two customers that accounted more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 21—GOVERNMENT SUBSIDIES

The Company received subsidies of $95,589 and $134,647 in the three months ended March 31, 2013 and 2012, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2013 and December 31, 2012.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2013 and 2012 was $20,785 and $22,012, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2013 under all non-cancelable leases for years ending December 31:

Operating Leases
2013 (full year)	$83,139
2014	$83,139
2015	$83,139
2016	$83,139
2017	$83,139
Thereafter	$1,601,994

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of March 31, 2013 and December 31, 2012, the Company provided funds totaling $12.67 million and $10.54 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and from September 2011 to June 2012 was party to agreements that provided it with the ability to sell finished pork products through selected retail channels. We control Fengze, pursuant to a series of control agreements between Fengze, its shareholders and our wholly owned subsidiary, WFOE. Fengze mainly produces and sells hogs for breeding stock and slaughter. As of December 31, 2012, Fengze owned and operated ten commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. Fengze’s tenth farm was acquired in December 2010 and its eleventh farm was acquired in May 2011. Once they achieve full production, each of these two farms will have an annual operating capacity of 20,000 hogs. In addition, Fengzi owns a majority of Tianzhili which operates in Enshi Autonomous Prefecture (“Enshi”). Tianzhili mainly raises and sell black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs to pork wholesalers in Wuhan, Beijing, and Tianjin.

In the last two years, our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In an effort to significantly increase the scale of our operations, we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat. The Company estimates that the price of Enshi black hog meat is currently approximately 15% above the price of typical lean pork meat. The agreements also call for the joint development, funding and operation of local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us. To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year. By the end of the first quarter of 2013 we had funded and completed the construction of 765 farms for local farmers and we envision that we will fund and construct up to an additional 33 farms in the second quarter of 2013. The goal is to achieve a production capacity ranging from 30,000 hogs to 50,000 hogs during 2013 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

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

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” as included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2012 filed on March 14, 2013.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we have signed 7 joint development agreements, generally for periods of 10 years, with 7 local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies, and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of March 31, 2013, we have purchased $12.23 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. We also have purchased $0.44 million of hog rearing facilities and equipment that has not been completed and is not operational and is included in construction in progress as of March 31, 2013. Those constructions were expected to be completed by the second quarter of 2013.

Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2013	2012	Net Change	Change
Sales	$7,386,534	$6,706,421	$680,113	10%
Cost of goods sold	6,581,233	5,404,414	1,176,819	22%
Gross profit	805,301	1,302,007	(496,706)	(38%)
Selling, general and administrative expenses	938,540	633,467	305,073	48%
Income (loss) from operations	(133,239)	668,540	(801,779)	(120%)
Interest expense, net	(166,817)	(93,666)	(73,151)	78%
Subsidy income	95,589	134,647	(39,058)	29%
Other income	25,904	1,833	24,071	1313%
Net other income (expense)	(45,324)	42,814	(88,138)	(206%)
Income (loss) before income taxes	(178,563)	711,354	(889,917)	(125%)
Income taxes	-	-	-	-
Net income (loss)	$(178,563)	$711,354	$(889,917)	(125%)

Revenues. Our revenues increased by $680,113 or approximately 10% in the first quarter ended March 31, 2013 as compared to the same period in 2012. This increase was primarily the result of selling more breeder hogs and market hogs over the course of the first quarter of 2013. We sold 22% more market hogs in the first quarter of 2013 at 8% less unit prices to those in the first quarter of 2012, resulting in a 12% increase in our market hog revenues. With regard to our breeder hogs, we sold 14% more breeders during the first quarter of 2013 at a unit price 7% less than those in the first quarter of 2012, causing a 6% increase in our breeder hog revenues.

During the three months ended March 31, 2013, we sold 1,825 black hogs to retailers located in Beijing generating $0.45 million in revenue.

The tables below illustrate the sales of breeder hogs and market hogs for the three months ended March 31, 2013 and 2012.

Sales by Products

	Three Months Ended March 31,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	7,690	$277	$2,129,411	6,766	$298	$2,017,480
Market Hogs	24,823	$212	5,257,123	20,329	$231	4,688,945
Total	32,513	$227	$7,386,534	27,095	$248	$6,706,425

Profit Margins. Our gross profit margins were 11% and 22% in the first quarter of 2013 and 2012, respectively. The impact of increased feed cost caused the decrease in our gross profit margin.

The gross margins for breeder hogs were 30% and 31% in the first quarter of 2013 and 2012, respectively, and the gross margins for market hogs was 3% and 15% in the first quarter of 2013 and 2012, respectively. The decrease in the gross margin for market hogs is mainly due to soaring feed cost in China and competition from imported pork products.

Expenses. Selling, general and administrative expenses increased by $305,073 in the first quarter of 2013 as compared to the same period in 2012. The increase was primarily from our black hog operations which generated an additional $277,691 in administrative expenses.

Net Other Income (Loss). Net other income decreased from $42,814 for the three months ended March 31, 2012 to a net other expense of ($45,324) for the three months ended March 31, 2013, a net decrease of $88,138, which was primarily due to the decrease of $39,058 in the subsidy income received from the Chinese government and an increase of $73,151 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT.

Net Income (Loss). Our net income (loss) for the three months ended March 31, 2013 and 2012 was ($178,563) and $711,354, respectively. The 125% decrease in net income (loss) is primarily the result of higher hog feeding costs, which increased from $5,404,414 in the first three months of 2012 to $6,581,233 in the same period of 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2013 our working capital was $9,208,979 as compared to $8,984,403 at December 31, 2012, reflecting lower advances to suppliers of $11,968 as compared to $189,094, and a higher cash and cash equivalent balance of $7,976,673 at March 31, 2013, as compared to  $7,477,205 at December 31, 2012. The components of this increase in cash of $499,468 are discussed below.

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$952,292	$2,036,579
Net cash used in investing activities	(491,511)	(1,730,407)
Net cash used in financing activities	-	(7,996)
Exchange rate effect on cash	65,687	(28,049)
Net cash inflow	$499,468	$270,127

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2013 totaled $952,292. Cash flow pertaining to operating activities included depreciation and amortization of $800,471, amortization of prepaid expenses of $100,446 and an increase in other payables of $546,572. These favorable factors were offset by the Company’s net loss for the first three months of 2013 of ($178,563) and an increase in inventory of $317,839.

Net cash provided by operating activities in the three months ended March 31, 2012 totaled $2,036,579. Cash flow pertaining to operating activities included the Company’s net income for the first three months of 2012 of $711,354, depreciation and amortization of $674,203, amortization of prepaid rental expenses of $74,705, stock-based expense of $5,343, a decrease in prepaid expenses of $69,016, and an increase in other payables of $815,144. These favorable factors were offset by an increase in inventory of $121,318, an increase in advances to suppliers of $138,263 and a decrease in accounts payable of $50,934.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 totaled $491,511. This included $432,941 of plant and equipment investments, and $58,570 for additions to our breeder stock.

Net cash used in investing activities for the three months ended March 31, 2012 totaled $1,730,407. This included additions to construction in progress of $1,331,897 for establishing and upgrading hog farms, $46,631 of plant and equipment investments, and $351,879 for additions to our breeder stock.

Cash Provided by Financing Activities

For the three months ended March 31, 2013, there was no financing activity.

For the three months ended March 31, 2012, net cash used in financing activities was $7,996. The activity was comprised of a decrease in the amount due to An Puluo.

Commitments for Capital Expenditures

We have been actively pursuing upgrading our existing farms and building up hog rearing facilities for our Black Hog Program participants.

Our participation in the Enshi Black Hog program will require us to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of March 31, 2013, we provided funding totaling $12.67 million to local independent farmers to construct hog rearing facilities in which the farmers will grow black hogs for sale to the Company. We expect further funding for this program may be required later this year, and we believe that such funds will be available out of the cash flow generated by operations.

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

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 14, 2013 which are incorporated by reference into this report.

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

TIANLI AGRITECH, INC.

May 13, 2013	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

May 13, 2013	By:	/s/ Guofu ZHANG
Guofu Zhang Chief Financial Officer (Principal Financial and Accounting Officer)