Form 10-K/A
period 2012-12-31
Tianli Agritech, Inc.
filed 2013-07-19
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONite
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This amendment is being filed to amend the following items in response to a letter of comment from the staff of the Division of Corporation Finance:  Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); Item 8 (Financial Statements and Supplementary Data); Item 9A (Controls and Procedures); and Item 15 (Exhibits and Financial Statement Schedules).

Form 10-K/A
Tianli Agritech, Inc.
Index

		Page
PART II	FINANCIAL INFORMATION
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
	Item 8. Financial Statements and Supplementary Data	14
	Item 9A. Controls and Procedures	14
PART IV
	Item 15. Exhibits and Financial Statement Schedules	17

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

·
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

·	“shares” and “common shares” refer to our common shares, $0.001 par value per share;

·	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and

·	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

To enable us to more rapidly expand our black hog program, we entered into an investment agreement with XMRJ, a limited partner enterprise formed under Chinese law that engages in equity investments in China, and amendments thereto, whereby XMRJ has agreed to contribute RMB10 million or approximately $1,600,000 to the capital of Tianzhili and make an interest free loan of RMB 5,000,000 or approximately $800,000 to Tianzhili.  To date we have received RMB 6,666,700 or approximately $1,050,000 of the agreed upon capital contribution. The balance, RMB 3,333,300 or approximately $550,000 is to be advanced no later than May 5th, 2013. The $800,000 interest free loan is to be made in the second half of 2013 and remain outstanding for so long as XMRJ holds its interest in Tianzhili.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements and our management’s discussion and analysis.

Variable Interest Entities

Pursuant to ASC Topic 810 and related subtopics related to the consolidation of variable interest entities, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”). The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. and its subsidiaries (“Fengze”) are considered the VIEs of the Company and we are the primary beneficiary. On December 1, 2009, we entered into agreements with Fengze and all of the stockholders of Fengze pursuant to which we shall receive 100% of Fengze’s net income. In accordance with these agreements, Fengze shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd. (“Fengxing”), and Fengxing shall supply the technology and administrative services needed to service Fengze.

The accounts of Fengze are consolidated in the accompanying financial statements. As VIEs, Fengze’s sales are included in our total sales, their income from operations is consolidated with ours, and our net income includes all of Fengze’s net income, and their assets and liabilities are included in our consolidated balance sheets. Because of the contractual arrangements, we have pecuniary interest in Fengze that require consolidation of Fengze’s financial statements with our financial statements.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts. We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting principally of our hogs held for sale, are stated at the lower of cost, as determined by the weighted-average method, or market. We compare the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance.  The price of hogs could fluctuate upward or downward.  If prices were to decrease below the amounts we use in determining the carrying value of our inventory, any profit we might achieve on the sale of our inventories would be less than anticipated. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5-10 years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in disposition.

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value

Construction in Progress

Construction in progress consists of amounts expended for building construction of new breeding and animal rearing facilities. Once construction of a building is completed and the facilities are approved for adequate breeding and animal rearing activity, and have commenced of animal rearing activities, the construction in progress assets are categorized as buildings and production equipment and accounted for in plant and equipment, whereupon they are depreciated over their estimated useful lives.

Included in construction in progress are new breeding and animal rearing facilities under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing.  The costs to purchase and cultivate breeding hogs and the expenditures related to labor and materials to feed breeding hogs until they become commercially productive and breedable are capitalized. When breeding hogs are entered into breeding and farrowing, amortization of the costs incurred until they became commercially productive commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value, currently $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.  Similar to other assets, the failure of our biological assets to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value, will negatively impact our operating results.

Land Use Rights

There is no private ownership of land in the PRC. All land in the PRC is owned by the government and cannot be sold to any individual or company. The government grants a land use right that permits the holder of the land use right to use the land for a specified period. Our land use rights were granted with a term of 50 years. Any transfer of the land use right requires government approval. We have recorded as an intangible asset the costs paid to acquire a land use right. The land use rights are amortized on the straight-line method over the land use right terms.

Non-controlling Interest

Non-controlling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition

We generates revenue principally from the business of breeding, raising, and selling hogs for use in meat production and breeding, and, to a small degree, as processed pork. Revenues generated from the sales of breeding and meat hogs and processed pork are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Cash payment, is usually received by the Company at the time the hogs are sold.  Sold hogs and processed pork are not returnable and accordingly, no provision has been made for returnable goods.

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries and VIE is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating subsidiaries. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars, which is the functional currency of our parent company. The functional currency of our operating subsidiaries and affiliates is RMB. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB against the U.S. dollar could result in a charge in our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results.

Stock Based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

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

As required by Rule 13a-15 under the Exchange Act, prior to the preparation of our Report on Form 10-K, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Guofu Zhang, then our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

We received a comment letter from the Securities and Exchange Commission dated June 21, 2013 (the “Comment Letter”), in which the Staff of the Commission directed us to file an Amended Form 10- K for the year ended December 31, 2012, to include a discussion of our critical accounting policies and directed us to the disclosure requirements of FR-72. In the Comment Letter the Staff also noted that the list of exhibits included in the Exhibit Index to our Report on Form 10-K for the year ended December 31, 2012, did not appear to include all of the required exhibits.  Further, in the Comment Letter the Staff noted that the opinions of our independent auditors on our financial included as a portion of our Report on Form 10-K were deficient in that they did not include the location at which the opinions were filed as required by the applicable rules.  In the Comment Letter the Staff also directed us to re-perform our assessment of internal controls over financial reporting and disclosure controls and procedures as of December 31, 2012, and to consider in such assessment the exclusion from our Management’s Discussion and Analysis of Financial Condition and Results of Operations of the required discussion of Critical Accounting Policies.

In connection with the preparation of this Amendment to our Report on Form 10-K for the year ended December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.  In coming to this conclusion, we note that although there was no discussion of our critical accounting policies within our Management’s Discussion and Analysis, the substance of the discussion that should have been contained in our Management’s Discussion and Analysis in our initial Report on Form 10-K and which is contained in this Amendment was contained in the Footnotes to our Financial Statements included in our Report on Form 10-K and a reference to the Footnotes was contained in our Management’s Discussion and Analysis.  Thus, the substance of the discussion that should have been in the Management’s Discussion and Analysis was timely disclosed to the public.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Prior to the preparation of our Report on Form 10-K, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, our Chief Executive Officer and Guofu Zhang, our Chief Financial Officer at the time the assessment was made, concluded that as of December 31, 2012, our internal controls over financial reporting were effective to satisfy the objectives for which they were intended.

In connection with the preparation of this Amendment to our Report on Form 10-K for the year ended December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2012 and, at the time such re-assessment was made, concluded that as of December 31, 2012, our internal controls over financial reporting were effective to satisfy the objectives for which they were intended.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits.

No.	Description
3(i).1	Amended and Restated Articles of Association of the Registrant (1)
3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)
4.1	Specimen Share Certificate (2)
4.2	Form of Placement Agent Warrant (included in Exhibit. 10.1) (1)
10.1	Form of Placement Agent Warrant Agreement (1)
10.2	English Translation of Entrusted Management Agreement for Fengze (1)
10.3	English Translation of Shareholder Voting Proxy Agreement for Fengze (1)
10.4	English Translation of Pledge of Equity Interest Agreement for Fengze (1)
10.5	English Translation of Exclusive Option Agreement for Fengze (1)
10.6	Tianli Agritech, Inc. 2012 Share Incentive Plan (3)
10.7	English Translation of Employment Agreement between Registrant and Ms. Hanying Li, Chief Executive Officer of the Registrant (1)
10.8	English Translation of Employment Agreement between Registrant and Mr. Guofu Zhang, Chief Financial Officer of the Registrant (4))
10.9	English Translation of Land Lease Contract – Zhulin (1)
10.10	English Translation of Land Lease Contract – Fengze (1)
10.11	English Translation of Land Lease Contract – Jinmu (1)
10.12	English Translation of Side Agreement Related to Land Lease Contract – Jinmu (1)
10.13	English English Translation of Land Lease Contract – Tianjian (1)
10.14	English Translation of Side Agreement Related to Land Lease Contract – Tianjin (1)
10.15	English Translation of Land Lease Contract – Nanyan (1)
10.16	English Translation of Side Agreement Related to Land Lease Contract – Nanyan (1)
10.17	English Translation of Land Lease Contract – Mingxiang (1)
10.18	English Translation of Side Agreement Related to Land Lease Contract – Mingxiang (1)
10.19	English Translation of Land Lease Contract – Huajian A & B (1)
10.20	English Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (1)
10.21	English Translation of Feed Sale Agreements (1)
10.22	English Translation of Land Use Rights Transfer Agreement – Qingsonggang (1)
10.23	Summary of Terms of Demand Note with Hanying Li (5)
10.24	English translation of Marketing Consulting Agreement for Enshi Black Hogs (North China Area) dated June 28, 2012 (7)
10.25	English translation of Agreement of Contract Termination dated June 15, 2012 (8)
14.1	Code of Business Conduct and Ethics (1)
16.1	Letter of Sherb & Co., LLP to the Commission (9)
16.2	Letter of Crowe Horwath (HK) CPA Limited to the Commission (10)
16.3 21.1	Letter of Sherb & Co., LLP to the Commission (11) Subsidiaries and Affiliate of the Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

(1)
Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on March 17, 2010 (the “Registration Statement’), and declared effective as amended, on June 30, 2010.

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement filed on June 30, 2010.
(3)	Incorporated by reference to exhibit 10.26 to the Registration Statement on Form S-8 filed on June 4, 2012.
(4)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012.
(5)	Incorporated by reference to Amendment No. 2 to the Registration Statement filed on June 1, 2010.
(6)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012.
(7)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2012.
(9)	Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 8, 2011.
(10)	Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 30, 2011
(11)	Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANLI AGRITECH, INC.

Dated: July 19, 2013	By:	/s/ Hanying Li
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jun Wang
Jun Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

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
New York, New York
March 14, 2013

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
New York, New York
March 9, 2012

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