Form 10-Q
period 2013-06-30
Tianli Agritech, Inc.
filed 2013-08-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2013, the Registrant had outstanding 11,194,000 shares of common stock, par value $0.001 per share.

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

SPECIAL NOTE REGARDING NASDAQ MARKETPLACE RULES

Nasdaq Marketplace Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of most of the requirements of the 5600 Series of the NASDAQ Marketplace Rules. In order to claim such an exemption, we must disclose the significant differences between our corporate governance practices and those required to be followed by U.S. domestic issuers under
NASDAQ’s corporate governance requirements.

NASDAQ Marketplace Rule 5635 requires each issuer to obtain shareholder approval prior to certain dilutive events, including a transaction other than a public offering involving the sale of 20% or more of the issuer’s common shares outstanding prior to the transaction for less than the greater of book or market value of the stock. The presence of this rule would preclude us from raising a significant amount of capital through the sale of our common stock for less than the greater of the book value of our common stock or market value of our common stock.  The book value of our common stock is currently in excess of $3.50 per common share, far in excess of the market price of our common stock.

We are currently seeking to determine whether there is a rule comparable to NASDAQ Rule 5635 in the British Virgin Island, our home country.  Once we determine whether such a rule exists we will consider whether it is appropriate to follow such rule or NASDAQ Rule 5635.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,241,220	$7,477,205
Accounts receivable	287,343	158,047
Inventories	11,013,170	10,232,893
Advances to suppliers	815,928	189,094
Prepaid expenses	75,104	237,247
Restricted cash	1,126,761	793,512
Other receivables	216,601	208,325
Total Current Assets	19,776,127	19,296,323

Long-term prepaid expenses	1,622,107	1,681,488
Plant and equipment, net of accumulated depreciation	25,965,495	24,400,573
Construction in progress	43,377	1,655,901
Biological assets, net of accumulated amortization	4,138,224	4,357,846
Intangible assets, net	1,481,686	1,485,773

Total Assets	$53,027,016	$52,877,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$7,203,219	$7,101,935
Accounts payable and accrued payables	140,875	190,811
Other payables	3,610,735	2,893,332
Due to related party	206,063	125,842
Total Current Liabilities	11,160,892	10,311,920

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
11,194,000 shares issued and outstanding as of June 30, 2013 and
December 31, 2012, respectively)	11,194	11,194
Additional paid in capital	14,888,470	14,888,470
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	20,467,534	21,582,277
Accumulated other comprehensive income	3,209,607	2,609,374
Stockholders' Equity - Tianli Agritech Inc. and Subsidiaries	40,993,452	41,507,962
Noncontrolling interest	872,672	1,058,022
Total Stockholders' Equity	41,866,124	42,565,984
Total Liabilities and Stockholders' Equity	$53,027,016	$52,877,904

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$6,843,808	$6,391,343	$14,230,342	$13,097,764
Cost of goods sold	7,120,087	5,589,803	13,701,320	10,994,216
Gross profit (loss)	(276,279)	801,540	529,022	2,103,548

Operating expenses:
General and administrative expenses	627,085	425,207	1,529,583	1,058,674
Selling expenses	84,208	1,253	120,250	1,253
Total operating expenses	711,293	426,460	1,649,833	1,059,927

Income (loss) from operations	(987,572)	375,080	(1,120,811)	1,043,621

Other income (expense):
Interest expense	(162,981)	(85,692)	(329,798)	(179,358)
Subsidy income	-	27,339	95,338	161,986
Other income (expense)	13,984	(44,927)	40,139	(43,094)
Total other income (expenses)	(148,997)	(103,280)	(194,321)	(60,466)

Income (loss) before income taxes	(1,136,569)	271,800	(1,315,132)	983,155

Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,136,569)	271,800	(1,315,132)	983,155

Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	43,836	-	39,179

Net income (loss)	(1,136,569)	315,636	(1,315,132)	1,022,334

Add:
Noncontrolling interests attributable to the noncontrolling interests	131,894	-	200,389	-

Net income (loss) attributable to Tianli Agritech, Inc. and Subsidiaries	(1,004,675)	315,636	(1,114,743)	1,022,334

Unrealized foreign currency translation adjustment attributable to Tianli Agritech, Inc. and Subsidiaries	352,240	21,566	604,805	269,371

Comprehensive income	$(652,435)	$337,202	$(509,938)	$1,291,705

Earnings (losses) per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	11,194,000	10,135,000	11,194,000	10,135,000

Continuing operations - Basic & diluted	$(0.09)	$0.03	$(0.10)	$0.10
Discontinued operations -Basic & diluted	$-	$-	$-	$-

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,315,132)	$1,022,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,610,107	1,487,841
Amortization of prepaid expenses	191,998	96,293
Stock-based compensation	-	10,687
Loss from disposal of construction in progress	-	49,344
Changes in operating assets and liabilities:
Accounts receivable	(125,409)	519
Inventories	(467,287)	440,097
Advances to suppliers	(793,522)	(226,871)
Prepaid expenses	-	(149,952)
Other receivables	(5,237)	(40,618)
Accounts payable and accrued payables	(51,980)	(37,595)
Other payables	746,388	1,257,271
Total adjustments	1,105,058	2,887,016
Net cash provided by (used in) operating activities from continuing operations	(210,074)	3,909,350
Net cash provided by operating activities from discontinued operations	-	114,969
Net cash provided by (used in) operating activities	(210,074)	4,024,319

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	-	1,110,635
Addition to construction in progress	-	(2,628,812)
Proceeds from disposal of construction in progress	-	571,025
Purchase of biological assets	(435,544)	(1,346,696)
Purchase of plant and equipment	(476,301)	(161,998)
Net cash used in investing activities	(911,845)	(2,455,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	(317,793)	-
Advances from due to related party	76,270	-
Repayment of short-term loans	(762,704)	(3,173,243)
Proceeds from short-term loans	762,704	761,578
Net cash used in financing activities	(241,523)	(2,411,665)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	127,457	33,304

NET DECREASE IN CASH	(1,235,985)	(809,888)

CASH, BEGINNING OF YEAR	7,477,205	6,507,742

CASH, END OF YEAR	$6,241,220	$5,697,854

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$244,782	$191,357
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; Fengze’s subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”) and Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd. (“Hefeng”), a wholly-owned subsidiary of Tianzhili and a Chinese limited liability company, was incorporated on January 16, 2013.

All of Tianli’s operations are conducted by Fengze, Tianzhili, and Hefeng whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze, Tianzhili and Hefeng are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Tianli was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sold pork products through its retail operation operated until June 2012 and resumed selling pork products in April 2013. The Company operates eleven production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

On June 22, 2011, Fengze established Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi City, Hubei Province as a limited liability company. Tianzhili engaged in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo. This collaborative agreement commenced in the third quarter of 2011 and was terminated as of June 15, 2012.

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Tianzhili.  Until such investment, Tianzhili was a wholly-owned subsidiary of Fengze. Tianzhili conducts our black hog breeding operations. In consideration for its commitment to make the investment and an interest free loan, XMRJ received a 40% equity interest in Tianzhili. As of June 30, 2013, Tianzhili received $1,057,636 or RMB 6,666,670 from XMRJ.

In connection with its investment in Tianzhili, XMRJ will loan RMB 5,000,000, or approximately $800,000, to Tianzhili without interest burden for a term commencing when the loan is made and ending when XMRJ decides to withdraw its investment in Tianzhili.

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd., a wholly owned subsidiary (“Hefeng”) of Tianzhili, in Enshi City, Hubei Province as a limited liability company.

On April 18 and May 1, 2013, Tianzhili entered into distribution agreements with Hubei Laonongmin High-tech Agriculture Co., Ltd. (“Laonongmin”) and Zhongbai Warehouse Supermarket Co., Ltd. (“Zhongbai”), respectively. In accordance with the Company’s distribution agreements with Laonongmin and Zhongbai, the Company was able to establish retail operations within existing retail facilities. In these retail facilities, the Company is permitted to retail their pork products. The owners of these retail facilities are responsible for collection of all retail sales made by the Company. These retail facilities are responsible for remitting to the Company the sales that they collect on behalf of the Company, less any fees for operating a retail operation in their facility.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Based on various VIE agreements, the Company is able to exercise control over the VIE, and obtain the financial interests such as the periodic income of the VIE through the EMA, PEA, and OA and to acquire the net assets of VIE through purchase of its equities at essentially no cost. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the VIE Agreements the amount of controlling interest of the Fengze shareholders, who are holding shares of the VIE for the Company, is zero. They exercise no control over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Therefore, no allowance for doubtful accounts is deemed to be required at June 30, 2013 and December 31, 2012.

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

Prepaid Expenses

Prepaid expenses at June 30, 2013 and December 31, 2012 totaled $75,104 and $237,247, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to the Company, as well as services that had not yet been provided to the Company. The Company recognizes prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with the Company’s accounting policy. For the six months ended June 30, 2013 and 2012, the Company had amortized its prepaid insurance expense and service expense of $191,998 and $96,293, respectively. For the three months ended June 30, 2013 and 2012, the amortization expense from the Company’s prepaid insurance expense and service expense was $91,552 and $21,588, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Company carries land use rights at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of land use rights when events or changes in circumstances indicate that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2013 and 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. From September 30, 2011, until June 15, 2012, the Company also generated revenue from selling processed pork products to retailers. Starting from April 18, 2013, the Company resumed its retail operations to sell processed pork products.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Payments to and from the Company’s collaboration partners are presented in the statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under the collaborative agreement with An Puluo, the Company was the principal in the transaction and the Company recorded revenues when An Puluo sold the product and title passed to its customer. The Company and An Puluo shared the profit from this collaborative business and all profit sharing to An Puluo was recorded as part of Cost of sales in the Company’s consolidated statements of income. On June 15, 2012, the Company terminated the collaborative agreement with An Puluo.

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

According to the agreement, the Company and An Puluo shared the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the six months ended June 30, 2012 was $26,120. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management has determined that as of December 31, 2012 their operations are in one segment, that of hog farming. While the Company operated under the collaboration agreement with An Puluo it operated under two segments, that of hog farming and retail pork product sales. Subsequent to the cancellation of the collaboration agreement on June 15, 2012, the Company operated in the hog farming segment only until April 2013 when the Company resumed the retail sale of processed pork products.

On April 18 and May 1, 2013, the Company entered into distribution agreements with Laonongmin and Zhongbai to resume its retail operations to sell processed pork products in their retail facilities. Consequently, the Company’s management has determined that the Company's operations are in two segments, hog farming and retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2013 and December 31, 2012.

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

In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities through the collaborative agreement with An Puluo which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from their customers. Since April 2013, the Company resumed its retail operations through entering into distribution agreements with supermarket owners. The Company had engaged in retail sales activities directly which were also exempt from VAT taxes. As of June 30, 2013 and December 31, 2012, the Company has no VAT payable with respect to their retail operations.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the six months periods ended June 30, 2013 and 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of June 30, 2013 and December 31, 2012, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.21 per US dollar and RMB 6.30 per US dollar as of June 30, 2013 and December 31, 2012, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2013 and 2012, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.29 and RMB 6.30 per US dollar for the six months ended June 30, 2013 and 2012, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

As of June 30, 2013 and December 31, 2012, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of retained earnings and statutory reserves.

Recently Issued Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of December 31, 2012 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $39,179 for the six months ended June 30, 2012.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Six Months Ended June 30,
	2013	2012
Revenues	$-	$1,902,575
Net loss from discontinued operations	$-	$39,179

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$287,343	$158,047
Less: Allowance for doubtful accounts	-	-
	$287,343	$158,047

NOTE 5—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$1,807,699	$1,678,406
Work in process—biological assets	4,458,980	4,385,742
Infant hogs	4,721,226	4,168,745
Finished goods	25,265	-
	$11,013,170	$10,232,893

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2013 and December 31, 2012, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Finished goods included in the Company’s inventories were the processed pork products available to sell through the Company’s retail operation.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of June 30, 2013 and December 31, 2012, advances to suppliers amounted to $815,928 and $189,094, respectively.

NOTE 7—OTHER RECEIVABLES

At June 30, 2013 and December 31, 2012, the Company reported other receivables of $216,601 and $208,325, respectively, including an allowance for doubtful receivables of $56,338 and $55,547.

The balances as of June 30, 2013 and December 31, 2012 included a deposit of $160,966 and $158,702 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

NOTE 8— RESTRICTED CASH

At June 30, 2013 and December 31, 2012, the Company reported restricted cash of $1,126,761 and $793,512. The restricted cash as of June 30, 2013 and December 31, 2012 were deposits as part of collateral for the short-term loans from Shanghai Pudong Development Bank and Bank of Communications.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2013	2012
Buildings	$27,665,939	$25,219,192
Vehicles	715,035	693,742
Office equipment	546,983	535,870
Production equipment	3,008,736	2,931,485
	31,936,693	29,380,289
Less: Accumulated depreciation	(5,971,198)	(4,979,716)
	$25,965,495	$24,400,573

On May 12, 2011, the Company acquired from An Puluo its eleventh farm, which is located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, for a purchase price of approximately $2.2 million. The consideration was allocated to long-term rental prepayments for parcels of land of $1,765,130 (RMB 11,216,518) and plant and equipment of $469,507.

Depreciation expense was $908,631 and $732,338 for the six month periods ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, the depreciation expense was $459,609 and $376,820, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2013 and December 31, 2012, the construction in progress was $43,377 and $1,655,901, respectively.  Included in this amount were:

•
$43,377 and $38,089 as of June 30, 2013 and December 31, 2012 for building up a new feed processing facility and improvements of several of the Company’s hog farms.  The construction for the new feed processing facility was scheduled to be finished in the fourth quarter of 2013; and

•
$0 and $1,617,812 as of June 30, 2013 and December 31, 2012, respectively, funding to local independent farmers to construct small-scale hog farms. Since the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plant and equipment included in these small-scale hog rearing facilities belongs to the Company while the local cooperatives (and the individual farmers) have the right to use them. As of June 30, 2013 and December 31, 2012, the Company has expended a total of $12.78 million and $10.54 million to build these hog rearing facilities. With respect to three of the cooperatives located in Xianfeng County, Enshi Autonomous Prefecture, the Company has purchased $1.30 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of June 30, 2013 and December 31, 2012. With regard to four of the cooperatives located in Laifeng County, Enshi Autonomous Prefecture, the Company has purchased $11.48 million and $9.26 million of hog rearing facilities and equipment, including $11.48 million and $7.65 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of June 30, 2013 and December 31, 2012. The remaining balance of $1.62 million which had not been completed and was not operational is included in construction in progress as of December 31, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2013 and December 31, 2012, deposits from farmers were $3,549,999 and $2,893,014, respectively, and were included in other payables.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30,	December 31,
	2013	2012
Breeding hogs	$7,317,802	$6,779,893
Less: Accumulated amortization	(3,179,578)	(2,422,047)
	$4,138,224	$4,357,846

Amortization of the biological assets, included as a component of inventory, for the six month periods ended June 30, 2013 and 2012 was $713,694 and $615,589, respectively. For the three months ended June 30, 2013 and 2012, the amortization expense was $363,289 and $303,474, respectively.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Long-term prepaid rental expenses	$1,805,476	$1,780,089
Others	-	85,700
	1,805,476	1,865,789
Less: Accumulated amortization	(183,669)	(184,301)
	$1,622,107	$1,681,488

Amortization expense for the six months ended June 30, 2013 and 2012 was $41,772 and $96,293, respectively. For the three months ended June 30, 2013 and 2012, the amortization expense was $13,662 and $27,940.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $83,544 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Land use rights	$1,706,527	$1,682,532
Less: Accumulated amortization	(224,841)	(196,759)
	$1,481,686	$1,485,773

Amortization expense for the three month periods ended March 31, 2013 and 2012 was $24,951 and $24,914, respectively. For the three months ended June 30, 2013 and 2012 was $12,443 and $12,447.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $49,902 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 14—SHORT-TERM LOANS

As of June 30, 2013 and December 31, 2012, the short-term loans are as follows:

	June 30, 2013	December 31, 2012
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by June 20, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd. and	$772,636	$761,772
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.100%, due by July 22, 2013, guaranteed by Xin Zhang	837,022	825,253
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by July 9, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $804,829 restricted cash	1,609,658	1,587,025
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by August 12, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $797,881 restricted cash	2,374,245	2,340,861
Loan payable to Bank of Communications, annual interest rate of 7.8%, due by November 22, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. with collateral of $321,932 restricted cash	1,609,658	1,587,024
	$7,203,219	$7,101,935

As of December 31, 2012, the Company had paid $163,718 and $32,193 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Bank of Communications. No such payment was made during the six months ended June 30, 2013. The amount of $191,998 and $0 was amortized and recorded as interest expense for the six months ended June 30, 2013 and 2012, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2013 and December 31, 2012, accounts payable and accrued liabilities are as follows:

	June 30,	December 31,
	2013	2012
Accounts payable	$139,997	$146,568
Other taxes payable	878	571
Others	-	43,672
	$140,875	$190,811

NOTE 16—OTHER PAYABLES

Other payables at June 30, 2013 and December 31, 2012 were $3,610,735 and $2,893,332, respectively. Included in other payables as of June 30, 2013 were mainly deposit payables of $3,549,999. At December 31, 2012, other payables were comprised of deposits payable of $2,893,014.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2013 and December 31, 2012, deposits from farmers were $3,549,999 and $2,893,014, respectively.

The amortization of deposit payables for the six months ended June 30, 2013 and 2012 was $78,941 and $29,145, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2013	$157,882
2014	$157,882
2015	$157,882
2016	$157,882
2017	$157,882
Thereafter	$2,760,589

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $206,063 and $125,842 as of June 30, 2013 and December 31, 2012, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of June 30, 2013 and December 31, 2012, it had 11,194,000 shares issued and outstanding, respectively.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of June 30, 2013 and December 31, 2012 and the activity during the six months ended June 30, 2013.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2013	26,000	$6.00	210,000	$7.21
Exercisable at June 30, 2013	19,500	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.50 years and 2.00 years, respectively. The market value of the Company’s common stock was $0.59 and $0.85 as of June 30, 2013 and December 31, 2012, respectively. The intrinsic value of the outstanding options and the warrants as of June 30, 2013 and December 31, 2012 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of June 30, 2013 and December 31, 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2013 and December 31, 2012, 99% and 97% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the six months ended June 30, 2013 and 2012, there were two customers that accounted more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 21—GOVERNMENT SUBSIDIES

The Company received subsidies of $95,338 and $161,986 in the six months ended June 30, 2013 and 2012, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of June 30, 2013 and December 31, 2012.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2013 and 2012 was $41,461 and $43,126, respectively. For the three months ended June 30, 2013 and 2012, the operating leases were $20,676 and $21,114.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2013 under all non-cancelable leases for years ending December 31:

Operating Leases
2013 (full year)	$82,921
2014	$82,921
2015	$82,921
2016	$82,921
2017	$82,921
Thereafter	$1,597,794

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of June 30, 2013 and December 31, 2012, the Company provided funds totaling $12.78 million and $10.54 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 23—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. As of June 30, 2013, the Company has two operating segments identified by products, “Hog Farming” and “Retail”. The hog farming segment consists of sales of our raised breeder hogs and raised market hogs that were sold to meat processors. Our retail segment consists of the selling of processed pork products through two retailers.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended June 30, 2013 and 2012 is as follows:

Three Months Ended June 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$6,792,033	$51,775	$6,843,808
Inter-segment revenues	-	-	-
Revenues from external customers	$6,792,033	$51,775	$6,843,808
Segment income	$(937,091)	$(36,497)	$(973,588)
Unallocated corporate loss			(162,981)
Income before income taxes			(1,136,569)
Income taxes			-
Net income			$(1,136,569)
Other segment information:
Depreciation and amortization	$809,636	$-	$809,636

Three Months Ended June 30, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$5,588,536	$802,807	$6,391,343
Inter-segment revenues	-	-	-
Revenues from external customers	$5,588,536	$802,807	$6,391,343
Segment income	$271,800	$43,836	$315,636
Unallocated corporate loss			-
Income before income taxes			315,636
Income taxes			-
Net income			$315,636
Other segment information:
Depreciation and amortization	$805,801	$-	$805,801

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

As of June 30, 2013	Hog Farming	Retail	Consolidated
Total segment assets	$52,825,188	$106,192	$52,931,380
Other unallocated corporate assets			95,636
			$53,027,016
Other segment information:
Expenditures for segment assets	$871,516	$40,329	$911,845

As of December 31, 2012
Total segment assets	$52,877,904	$-	$52,877,904
Other unallocated corporate assets			-
			$52,877,904
Other segment information:
Expenditures for segment assets	$2,390,043	$-	$2,390,043

Condensed financial information with respect to these reportable business segments for the six months ended June 30, 2013 and 2012 is as follows:

Six Months Ended June 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$14,178,567	$51,775	$14,230,342
Inter-segment revenues	-	-	-
Revenues from external customers	$14,178,567	$51,775	$14,230,342
Segment income	$(948,837)	$(36,497)	$(985,334)
Unallocated corporate loss			(329,798)
Income before income taxes			(1,315,132)
Income taxes			-
Net income			$(1,315,132)
Other segment information:
Depreciation and amortization	$1,610,107	$-	$1,610,107

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

Six Months Ended June 30, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$11,195,189	$1,902,575	$13,097,764
Inter-segment revenues	-	-	-
Revenues from external customers	$11,195,189	$1,902,575	$13,097,764
Segment income	$983,155	$39,179	$1,022,334
Unallocated corporate loss			-
Income before income taxes			1,022,334
Income taxes			-
Net income			$1,022,334
Other segment information:
Depreciation and amortization	$1,487,841	$-	$1,487,841

As of June 30, 2013	Hog Farming	Retail	Consolidated
Total segment assets	$52,825,188	$106,192	$52,931,380
Other unallocated corporate assets			95,636
			$53,027,016
Other segment information:
Expenditures for segment assets	$871,516	$40,329	$911,845

As of December 31, 2012
Total segment assets	$52,877,904	$-	$52,877,904
Other unallocated corporate assets			-
			$52,877,904
Other segment information:
Expenditures for segment assets	$8,951,657	$-	$8,951,657

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the last two years, our business has grown as a result of the expansion of our annual capacity levels as discussed above.

In an effort to significantly increase the scale of our operations, in 2011we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds. The agreements also call for the joint development, funding and operation of local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

Because black hog meat is generally considered by many Chinese to be superior to that of many other breeds, black hog meat generally sells for more than standard hog meat. The Company originally estimated that the price of Enshi black hog meat could be approximately 15% above the price of typical lean pork meat. However, since 2011, the weakened economy in China, an increased rate of inflation in the cost of feed, and reduced pork retail prices have negatively impacted the price of black hog meat. The Company now believes that black hog meat is likely to sell approximately 5% above the price of typical lean pork meat.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us. To be eligible to participate in the program we initially required that farmers would need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year. By the end of the second quarter of 2013 we had funded and completed the construction of 798 farms for local farmers. We currently plan  to try to enroll local farmers in our black hog program by selling them breeder hogs and working with them to ensure that the quality of the breed is maintained. Although we will sell breeder hogs and feed to these farmers and train and supervise them to maintain the quality of the breed we will no longer fund construction of facilities for their use. Our goal is to achieve a production capacity ranging from 30,000 hogs to 50,000 black hogs during 2013 with a long run target of an annual capacity of 1 million hogs. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers which are currently being evaluated. The agreements are generally for a period of ten years.

As noted above, we should benefit from this program in a number of ways, principally by reselling the black hogs purchased from the participating farmers and by providing the farmers with necessary supplies. The price at which black hog meat sells is currently 5% above the price of white hog meat We believe that at this price we will have the ability to operate this program profitably.

We believe that because this program offers many advantages to the participating farmers and the local governments, the number of farmers wanting to join the program will be significant ensuring the success of the program and will result in a significant increase in the volume of pork we sell upon the pork market recovers from current mitigate performance. Enshi Autonomous prefecture is a relatively poor area of China. By joining this program participating farmers will benefit from our expertise in breeding and caring for hogs, and will be producing a breed which is generally considered superior to the meat of standard hogs. To develop our strain of black hog we will apply internationally recognized advanced molecular breeding strategies. The project will be supported by the Animal Husbandry Research Institution of Hubei, which has significant experience in hog breeding research. Moreover, the Enshi Autonomous Prefecture government has determined to emphasize hog farming in China’s current five-year development plan (2011-2015), which should cause it to cooperate with us to make the project a success. Significantly, the local governments have agreed that we are the only company with which it will undertake a project such as this.

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

In the second quarter of 2013, we resumed our retail operation by entering distribution agreements with 2 supermarket companies in Wuhan City. In accordance with the agreements, we were able to establish retail operations within existing supermarkets. In these outlets, the Company is permitted to retail our pork products under our brand name, Tianli-Xiduhei(TM). The owners of the supermarkets are responsible for collection of all retail sales made by us and they remit to us the revenues they collect on our behalf, less any fees due from us pursuant to our agreements.

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 14, 2013.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we have signed 7 joint development agreements, generally for periods of 10 years, with 7 local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies, and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provided funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of June 30, 2013, we have purchased $12.78 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment.

Comparison of the Results of Operations for the Three Months Ended June 30, 2013 and 2012

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2013	2012	Net Change	Change
Sales	$6,843,808	$6,391,343	$452,465	7.08%
Cost of goods sold	7,120,087	5,589,803	1,530,284	27.38%
Gross profit (loss)	(276,279)	801,540	(1,077,819)	(134.47%)
Selling, general and administrative expenses	711,293	426,460	284,833	66.79%
Income (loss) from operations	(987,572)	375,080	(1,362,652)	(363.30%)
Interest expense, net	(162,981)	(85,692)	(77,289)	90.19%
Subsidy income	-	27,339	(27,339)	(100%)
Other income (expense)	13,984	(44,927)	58,911	131.13%
Net other expense	(148,997)	(103,280)	(45,717)	44.27%
Income (loss) before income taxes	(1,136,569)	271,800	(1,408,369)	(518.16%)
Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,136,569)	271,800	(1,408,369)	(518.16%)
Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	43,836	(43,836)	(100%)
Net income (loss)	$(1,136,569)	$315,636	$(1,452,205)	(460.09%)

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended June 30, 2013 and 2012.

Sales by Products
	Three Months Ended June 30,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	7,718	$253	$1,956,104	6,883	$307	$2,109,855
Market Hogs	28,531	$169	4,835,929	21,151	$202	4,281,488
Market hogs for processed pork products	215	$241	51,775	-	$-	-
Total	36,464	$188	$6,843,808	28,034	$228	$6,391,343

Revenues. Our revenues increased by $452,465 or approximately 7% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This increase was mainly caused by the increase in the number of breeder and market hogs sold. The number of breeder hogs sold during the second quarter of 2013 represented a  12% increase from the number sold in the second quarter of 2012.  Nevertheless, our revenue from breeder hogs declined 7% year over year due to the fact that the price per hog in the second quarter of 2013 was 18% less than the price per hog in the second quarter of 2012. Similarly, although the  volume of market hogs sold increased by 35%,our revenues from the sale of market hogs in the second quarter of 2013 was only 13% more than our market hog revenues for the second quarter of 2012 due to the decrease in the average price of market hogs. We also generated  $51,775 in revenue from our retail operations which were resumed in April 2013. Included in our market hogs, were 3,988 black hogs we sold for $810,198 during the second quarter of 2013. We did not have any black hog sales in the same period of 2012.

During the second quarter of 2013 we sold 15% fewer pure bred breeder hogs than we sold in the second quarter of 2012.  This reduction in the volume of pure bred breeder hogs was offset by the 19% increase in the volume of crossbred hogs sold. However, because the selling price for crossbred breeder hogs is approximately 78% less than the price for pure breeder hogs, our revenues from breeder hogs were reduced by 7% or $153,751 in the second quarter of 2013 comparing to the same period of 2012.

The revenue from market hogs improved 13% or $554,441 in the second quarter of 2013 compared to the comparable period in 2012 because we sold 41% more of our market hogs above the age of 2 months old than were sold above such age in the second quarter of 2012, and 9% more at under 1 month old. These increases were partially offset by a reduction of 22% in the number of hogs sold between 1 to 2 months old. The increased sale volume of market hogs offset the impact of reduced selling prices which on a per market hog basis, were 16% less in the second quarter of 2013 compared with the second quarter of 2012.

Gross Margin (Loss). Our gross margin (loss) was (-4%) and 13% in the three months ended June 30, 2013 and 2012, respectively. The impact of increased feed costs and lower prices for hogs as a result of competition from cheaper imported hogs caused the significant decrease in our gross margin.

The gross margins for breeder hogs were 24% and 34% in the second quarter of 2013 and 2012, respectively, and the gross margin (loss) for market hogs was (-15%) and 2% in the second quarter of 2013 and 2012, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to reduced pork prices and increased feed costs in China. For market hogs, the negative gross margin was negatively impacted by the sale of hogs more than 2 months old because such hogs consumed more feed before sale than younger hogs. Feed costs continued to increase during the second quarter of 2013. The decrease in pork prices since January 2012 was caused by an oversupply of pork and competition from cheaper imported pork products. Comparing the second quarter of 2013 and 2012, the average selling price of our hogs fell from $228 to $188. Additionally, our cost of goods sold for market hogs increased 33% or $1,383,980 because of a surge in hog feed costs.

Expenses. Selling, general and administrative expenses increased by $284,833 or 67% in the second quarter of 2013 as compared to the same period in 2012. The increase was primarily the result of our black hog operations which generated an additional $235,814 in administrative expenses.

Net Other Expense. Net other expense increased from $103,280 in the second quarter of 2012 to $148,997 in the same period of 2013, an increase of $45,717 or 44%, primarily due to the decrease of $27,339 in the subsidy income received from the Chinese government and an increase of $77,289 in interest expenses.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operation and retail operation are exempt from VAT.

Net Income (Loss). We had a net loss of ($1,136,569) in the second quarter of 2013 and net income of $315,636 in the same period of 2012. The 460% decrease in our net income (loss) was primarily the result of the increase in our revenue by $452,465 offset by the increase of $1,530,284 in our cost of goods sold, reflecting the decrease in the price of pork and the increase in feed costs.

Comparison of the Results of Operations for the Six Months Ended June 30, 2013 and 2012

All amounts, other than percentages, are in U.S. dollars

	For Six Months Ended June 30,			Percentage of
	2013	2012	Net Change	Change
Sales	$14,230,342	$13,097,764	$1,132,578	8.65%
Cost of goods sold	13,701,320	10,994,216	2,707,104	24.62%
Gross profit	529,022	2,103,548	(1,574,526)	(74.85%)
Selling, general and administrative expenses	1,649,833	1,059,927	589,906	55.66%
Income (loss) from operations	(1,120,811)	1,043,621	(2,164,432)	(207.40%)
Interest expense, net	(329,798)	(179,358)	(150,440)	83.88%
Subsidy income	95,338	161,986	(66,648)	(41.14%)
Other income (expense)	40,139	(43,094)	83,233	(193.14%)
Net other expense	(194,321)	(60,466)	(133,855)	221.37%
Income (loss) before income taxes	(1,315,132)	983,155	(2,298,287)	(233.77%)
Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,315,132)	983,155	(2,298,287)	(233.77%)
Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	39,179	(39,179)	(100%)
Net income (loss)	$(1,315,132)	$1,022,334	$(2,337,466)	(228.64%)

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the six months ended June 30, 2013 and 2012.

Sales by Products
	Three Months Ended June 30,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	15,408	$265	$4,085,515	13,649	$302	$4,127,335
Market Hogs	53,354	$189	10,093,052	41,480	$216	8,970,429
Market hogs for processed pork products	215	$241	51,775	-	$-	-
Total	68,977	$206	$14,230,342	55,129	$238	$13,097,764

Revenues. Our revenues increased by $1,132,578 or approximately 9% for the six months ended June 30, 2013 as compared to the period ended June 30, 2012. This increase was mainly caused by increases in the volume of breeder and market hogs sold. We sold 13% more breeder hogs during the first half of 2013  than in the six months ended June 30, 2012.  Nevertheless, because the average sales price of breeder hogs in the first half of 2013 was 12% below that of the first half of 2012, our revenue from breeder hogs declined by 1% year over year. Despite the decrease in the average price of market hogs from the first half of 2012 to the first half of 2013, because the number of market hogs sold increased by 29% we generated 13% more market hog revenues in the first half of 2013 than the first half of 2012. Our retail operation which resumed in April 2013,  generated $51,775 in revenue in the second half of 2013.  Included in our market hogs, were 5,813 black hogs we sold for $1,257,728 in the first six months of 2013.  No black hogs were sold in the same period of 2012.

During the first half of 2013, we sold 7% fewer purebred breeder hogs and 18% more crossbred breeder hogs than during the first half of 2012. However,  the price for crossbred breeder hogs is approximately 78% less than that of pure breeder hogs and the selling prices for both pure breeder hogs and crossbred breeder hogs were lower in the first half of 2013 than the first half of 2012. Therefore, despite the fact that we increased the volume of breeder hogs sold, our revenues from breeder hogs in the first half of 2013 were comparable to those of the first half of 2012.

The revenues from market hogs during the six months ended June 30, 2013 were 13% above those of the first half of 2012 because in the first half of 2013 we sold 42% more hogs older than 2 months, slightly fewer at under 1 month old and 53% less hogs were sold between 1 to 2 months old. The increased sale volume of market hogs offset the negative impact from reduced selling prices.  We sold 29% more market hogs in the first half of 2013 than in the same period of 2012, at selling prices 13% below those of the first half of 2012, resulting in a net increase in our market hogs revenues of 13% or $1,122,623.

Gross Margin. Our gross margin was 4% and 16% over the six months ended June 30, 2013 and 2012, respectively. The impact of increased feed cost and reduced hog prices caused the significant decrease in our gross margin.

The gross margins for breeder hogs were 27% and 32% in the first half of 2013 and 2012, respectively, and the gross margin (loss) for market hogs was (6%) and 9% in the same periods of 2013 and 2012, respectively. The decrease in the gross margins for breeder hogs and market hogs is mainly due to declining hog prices and soaring feed costs. The declining hog price was the result of an oversupply of hogs, actions taken by the China government to reduce prices, and competition from cheaper imported hogs from foreign countries.

Expenses. Selling, general and administrative expenses increased by $589,906 in the first half of 2013 as compared to the same period in 2012. The increase was primarily a result of our black hog operations which generated an additional $513,505 in administrative expenses.

Net Other Expense. Net other expense increased from $60,466 for the six months ended June 30, 2012 to $194,321 for the six months ended June 30, 2013, a net increase of $133,855, which was primarily due to the decrease of $66,648 in the subsidy income received from the Chinese government and an increase of $150,440 in interest expenses.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operation and retail operation are exempt from VAT.

Net Income (Loss). Our net income (loss) for the six months ended June 30, 2013 and 2012 was ($1,315,132) and $1,022,334, respectively. The 229% decrease in net income (loss) is primarily the result of an increase of $2,707,104 or 25% in our cost of goods sold, an increase of $589,906 or 56% in our selling, general and administrative expenses and the negative impact of the reduction in the prices received for our hogs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2013 our working capital was $8,615,235 as compared to $8,984,403 at December 31, 2012, reflecting lower cash and cash equivalents of $6,241,220 as compared to $7,477,205, and higher other payables of $3,610,735 at June 30, 2013, as compared to  $2,893,332 at December 31, 2012. The components of the decrease in cash of $1,235,985 are discussed below.

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(210,074)	$4,024,319
Net cash used in investing activities	(911,845)	(2,455,846)
Net cash used in financing activities	(241,523)	(2,411,665)
Exchange rate effect on cash	127,457	33,304
Net cash outflow	$(1,235,985)	$(809,888)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the six months ended June 30, 2013 totaled $210,074. Cash flow pertaining to operating activities included depreciation and amortization of $1,610,107, amortization of prepaid expenses of $191,998 and an increase in other payables of $746,388. These favorable factors were offset by the Company’s net loss for the first half of 2013 of ($1,315,132) and an increase in advances to suppliers and inventory of $793,522 and $467,287.

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

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 totaled $911,845. This included $476,301 of plant and equipment investments, and $435,544 for additions to our breeder stock.

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

Cash Used in Financing Activities

For the six months ended June 30, 2013, net cash used in financing activities was $241,523. The activities were comprised of repayment of short-term loans of ($762,704) and increase in restricted cash of ($317,793), and offset in part by proceeds from new short-term loans of $762,704 and advances from due to related party of $76,270.

For the six months ended June 30, 2012, net cash used in financing activities was $2,411,665. The activity was comprised of repayment of short-term loans of ($3,173,243) and offset in part by proceeds from new short-term loans of $761,578.

Commitments for Capital Expenditures

We have been actively upgrading our existing farms and building up our retail sale channels through retail supermarkets located in Wuhan City. As of June 30, 2013, the Company had deposited $43,377 for upgrading hog facility. The remaining amount due will be paid upon completion. Until recently we had been expending substantial amounts to construct facilities for use by farmers participating in our black hog programs.  We intend for the immediate future to limit the amount of funds we devote to construction for such program and instead seek to work with farmers capable of raising black hogs without requiring any new construction.

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

TIANLI AGRITECH, INC.

August 13, 2013	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

August 13, 2013	By:	/s/ JUN WANG
Jun Wang Chief Financial Officer (Principal Financial and Accounting Officer)