Form 10-Q
period 2013-09-30
Tianli Agritech, Inc.
filed 2013-11-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Suite K, 12th Floor, Building A, Jiangjing Mansion
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2013, the Registrant had outstanding 13,964,000 common shares, par value $0.001 per share.

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

NASDAQ Marketplace Rule 5635(d) requires each issuer to obtain shareholder approval prior to certain dilutive events, including a transaction other than a public offering involving the sale of 20% or more of the issuer’s common shares outstanding prior to the transaction for less than the greater of book or market value of the stock. The presence of this rule would preclude us from raising a significant amount of capital through the sale of our common stock for less than the greater of the book value of our common stock or market value of our common stock.  The book value of our common stock is currently in excess of $3.50 per common share, far in excess of the market price of our common stock.

In the British Virgin Islands, our jurisdiction of organization or home country, shareholder approval is not required for a transaction other than a public offering involving the sale of 20% or more of an issuer’s common shares outstanding prior to the transaction for less than the greater of book or market value of the stock, and we intend to rely upon the exemption provided by NASDAQ Marketplace Rule 5615 from the requirements of NASDAQ Marketplace Rule 5635(d).

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,717,158	$7,477,205
Accounts receivable	305,606	158,047
Inventories	10,776,649	10,232,893
Advances to suppliers	62,903	189,094
Prepaid expenses	41,046	237,247
Restricted cash	651,848	793,512
Other receivables	1,202,739	208,325
Total Current Assets	18,757,949	19,296,323

Long-term prepaid expenses, net	1,620,803	1,681,488
Plant and equipment, net of accumulated depreciation	25,852,710	24,400,573
Construction in progress	16,296	1,655,901
Biological assets, net of accumulated amortization	3,724,362	4,357,846
Intangible assets, net	1,489,597	1,485,773

Total Assets	$51,461,717	$52,877,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,411,838	$7,101,935
Accounts payable and accrued payables	146,436	190,811
Other payables	3,593,704	2,893,332
Due to related party	128,380	125,842
Total Current Liabilities	6,280,358	10,311,920

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized, 13,442,000 shares and 11,194,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	13,442	11,194
Additional paid in capital	17,487,902	14,888,470
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	20,757,563	21,582,277
Accumulated other comprehensive income	3,739,532	2,604,802
Stockholders' Equity - Tianli Agritech Inc. and Subsidiaries	44,415,086	41,503,390
Noncontrolling interest	766,273	1,062,594
Total Stockholders' Equity	45,181,359	42,565,984
Total Liabilities and Stockholders' Equity	$51,461,717	$52,877,904

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$8,728,050	$6,574,673	$22,958,392	$19,672,437
Cost of goods sold	7,824,400	5,953,024	21,525,720	16,947,240
Gross profit	903,650	621,649	1,432,672	2,725,197

Operating expenses:
General and administrative expenses	493,401	490,723	2,022,984	1,549,397
Selling expenses	179,173	1,131,133	299,423	1,132,386
Total operating expenses	672,574	1,621,856	2,322,407	2,681,783

Income (loss) from operations	231,076	(1,000,207)	(889,735)	43,414

Other income (expense):
Interest expense	(69,738)	(115,429)	(399,536)	(294,787)
Subsidy income	8,634	-	103,972	161,838
Other income (expense)	3,483	(9,570)	43,622	(52,516)
Total other expense	(57,621)	(124,999)	(251,942)	(185,465)

Income (loss) before income taxes	173,455	(1,125,206)	(1,141,677)	(142,051)

Income taxes	-	-	-	-
Net income (loss) from continuing operations	173,455	(1,125,206)	(1,141,677)	(142,051)

Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	-	-	39,179

Net income (loss)	173,455	(1,125,206)	(1,141,677)	(102,872)

Add:
Net loss attributable to the noncontrolling interests	116,574	-	316,963	-

Net income (loss) attributable to Tianli Agritech,, Inc. and Subsidiaries	290,029	(1,125,206)	(824,714)	(102,872)

Unrealized foreign currency translation adjustment attributable to Tianli Agritech Inc. and Subsidiaries	529,925	(64,111)	1,134,730	205,260

Comprehensive income (loss)	$819,954	$(1,189,317)	$310,016	$102,388

Earnings (losses) per share - basic and diluted:
Weighted-average shares outstanding, basic and diluted	11,204,000	10,968,333	11,198,444	10,412,778

Continuing operations - Basic & diluted	$0.03	$(0.10)	$(0.07)	$(0.01)
Discontinued operations -Basic & diluted	$-	$-	$-	$-

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,141,677)	$(142,051)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,438,385	2,138,097
Amortization of prepaid expenses	243,850	84,200
Bad debt expense	-	-
Stock-based compensation	5,600	1,146,030
Loss from disposal of construction in progress	-	49,299
Changes in operating assets and liabilities:
Accounts receivable	(141,546)	(59,837)
Inventories	(104,833)	47,047
Advances to suppliers	(50,055)	(30,356)
Prepaid expenses	-	(161,227)
Other receivables	(976,600)	(95,293)
Accounts payable and accrued payables	(48,884)	(25,055)
Other payables	736,817	1,627,446
Total adjustments	2,102,734	4,720,351
Net cash provided by operating activities from continuing operations	961,057	4,578,300
Net cash provided by operating activities from discontinued operations	-	154,042
Net cash provided by operating activities	961,057	4,732,342

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	-	1,109,614
Addition to construction in progress	-	(5,212,022)
Proceeds from disposal of construction in progress	-	509,430
Purchase of biological assets	(339,282)	(1,677,504)
Purchase of plant and equipment	(486,045)	(143,875)
Net cash used in investing activities	(825,327)	(5,414,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	160,948	(39,629)
Proceeds from new shares issuance	2,596,080	-
Repayment of short-term loans	(5,592,931)	(3,170,326)
Proceeds from short-term loans	772,549	4,755,489
Net cash provided by (used in) financing activities	(2,063,354)	1,545,534

EFFECT OF EXCHANGE RATE CHANGES ON CASH	167,577	170,249

NET INCREASE (DECREASE) IN CASH	(1,760,047)	1,033,768

CASH, BEGINNING OF YEAR	7,477,205	6,507,742

CASH, END OF PERIOD	$5,717,158	$7,541,510

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$343,832	$312,157
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Therefore, no allowance for doubtful accounts is deemed to be required at September 30, 2013 and December 31, 2012.

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

Prepaid Expenses

Prepaid expenses at September 30, 2013 and December 31, 2012 totaled $41,046 and $237,247, respectively, and includes prepayments to suppliers for merchandise that had not yet been shipped to us, as well as services that had not yet been provided to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods or provide services, in compliance with our accounting policy. For the nine months ended September 30, 2013 and 2012, the Company had amortized its prepaid insurance expense and service expense of $243,850 and $84,200, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2013 and 2012.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. From September 30, 2011, until June 15, 2012, the Company also generated revenue from selling processed pork products to retailers. In April 2013, the Company resumed its sales of processed pork products to retailers and supermarkets.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

According to the agreement, the Company and An Puluo shared the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the nine months ended September 30, 2012 was $26,120. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In the second and third quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell processed pork products in the supermarkets’ retail facilities.  Consequently, management has determined that the Company is now operating in two segments, hog farming and retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2013 and December 31, 2012.

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

In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in agricultural business are exempt from these taxes. With respect to the Company’s terminated collaboration agreement with An Puluo, the Company had engaged in retail sales activities through the collaborative agreement with An Puluo which were not exempt from VAT taxes. With respect to this operation, the Company was required to collect VAT taxes of 13% from their customers. In April 2013, the Company resumed retail operations when it entered into distribution agreements with supermarkets whereby the Company will distribute products in the supermarkets’ facilities. The Company believes that because it is directly selling its pork products, such sales are exempt from VAT taxes. As of September 30, 2013 and December 31, 2012, the Company has no VAT payable with respect to its retail operations.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine months periods ended September 30, 2013 and 2012.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of September 30, 2013 and December 31, 2012, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.14 per US dollar and RMB 6.30 per US dollar as of September 30, 2013 and December 31, 2012, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2013 and 2012, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.21 and RMB 6.31 per US dollar for the nine months ended September 30, 2013 and 2012, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

As of September 30, 2013 and December 31, 2012, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 3—DISCONTINUED OPERATIONS

On June 15, 2012, the Company entered into a termination agreement with An Puluo to terminate its collaborative agreement retail business.

Pursuant to the termination agreementon, the Company cancelled the collaborative agreement with An Puluo. After the termination, the Company no longer had any operations in the retail segment. As of June 15, 2012, the Company had realized accumulated retained earnings of $240,286 from its collaborative arrangement with An Puluo since the inception of the collaboration.

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the sale as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of December 31, 2012 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $39,179 for the nine months ended September 30, 2012.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Nine Months Ended September 30,
	2013	2012
Revenues	$-	$1,902,575
Net gain (loss) from discontinued operations	$-	$39,179

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$305,606	$158,047
Less: Allowance for doubtful accounts	-	-
	$305,606	$158,047

NOTE 5—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$1,131,789	$1,678,406
Work in process—biological assets	4,629,021	4,385,742
Infant hogs	4,948,284	4,168,745
Finished goods	67,555	-
	$10,776,649	$10,232,893

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2013 and December 31, 2012, the Company determined that no such write downs were necessary. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Finished goods included in the Company’s inventories were the processed pork products available to sell through the Company’s retail operation.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of September 30, 2013 and December 31, 2012, advances to suppliers amounted to $62,903 and $189,094, respectively.

NOTE 7—OTHER RECEIVABLES

At September 30, 2013 and December 31, 2012, the Company reported other receivables of $1,202,739 and $208,325, respectively, including an allowance for doubtful receivables of $57,037 and $55,547.

The balances as of September 30, 2013 and December 31, 2012 included a deposit of $162,962 and $158,702 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

In August 2013, the Company entered into a promotional agreement with a marketing company to prepare a series of nationwide promotional activities to promote “Tianli-Xidouhei” black hogs for the 2014 Chinese New Year holiday. According to the agreement, the Company provided a security deposit of $977,772 to the marketing company. The deposit will be returned after the end of the promotional activities.

NOTE 8—RESTRICTED CASH

At September 30, 2013 and December 31, 2012, the Company reported restricted cash of $651,848 and $793,512. The restricted cash as of September 30, 2013 and December 31, 2012 were deposits as part of collateral for the short-term loans from Shanghai Pudong Development Bank and Bank of Communications.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2013	2012
Buildings	$28,036,657	$25,219,192
Vehicles	723,905	693,742
Office equipment	554,719	535,870
Production equipment	3,048,734	2,931,485
	32,364,015	29,380,289
Less: Accumulated depreciation	(6,511,305)	(4,979,716)
	$25,852,710	$24,400,573

Depreciation expense was $1,380,653 and $1,130,448 for the nine month periods ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, the depreciation expense was $472,022 and $398,110, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of September 30, 2013 and December 31, 2012, the construction in progress was $16,296 and $1,655,901, respectively.  Included in this amount were:

•
$16,296 and $38,089 as of September 30, 2013 and December 31, 2012 for building up a new feed processing facility, a new refrigerator and improvements of several of the Company’s hog farms. The new refrigerator had been installed in the second quarter of 2012. The construction for the new feed processing facility was scheduled to be finished in the fourth quarter of 2013; and

•
$0 and $1,617,812 as of September 30, 2013 and December 31, 2012, respectively, funding to local independent farmers to construct small-scale hog farms. Since the year ended December 31, 2011, the Company signed 7 joint development agreements, for periods of approximately 10 years, with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plant and equipment included in these small-scale hog rearing facilities belongs to the Company while the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2013 and December 31, 2012, the Company has expended a total of $12.94 million and $10.54 million to build these hog rearing facilities. With respect to three of the cooperatives located in Xianfeng County, Enshi Autonomous Prefecture, the Company has purchased $1.31 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of September 30, 2013 and December 31, 2012. With regard to four of the cooperatives located in Laifeng County, Enshi Autonomous Prefecture, the Company has purchased $11.63 million and $9.26 million of hog rearing facilities and equipment, including $11.63 million and $7.65 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of September 30, 2013 and December 31, 2012. The remaining balance of $1.62 million which had not been completed and was not operational as of December 31, 2012, is included in construction in progress as of December 31, 2012.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2013 and December 31, 2012, deposits from farmers were $3,551,662 and $2,893,014, respectively, and were included in other payables.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2013	2012
Breeding hogs	$7,305,394	$6,779,893
Less: Accumulated amortization	(3,581,032)	(2,422,047)
	$3,724,362	$4,357,846

Amortization of the biological assets, included as a component of inventory, for the nine month periods ended September 30, 2013 and 2012 was $1,080,455 and $931,890, respectively. For the three months ended September 30, 2013 and 2012, the amortization expense was $366,761 and $316,301, respectively.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Long-term prepaid rental expenses	$1,827,866	$1,780,089
Others	-	85,700
	1,827,866	1,865,789
Less: Accumulated amortization	(207,063)	(184,301)
	$1,620,803	$1,681,488

Amortization expense for the nine months ended September 30, 2013 and 2012 was $63,467 and $84,200, respectively. For the three months ended September 30, 2013 and 2012, the amortization expense was $21,695 and $27,880.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $84,623 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Land use rights	$1,727,690	$1,682,532
Less: Accumulated amortization	(238,093)	(196,759)
	$1,489,597	$1,485,773

Amortization expense for the nine month periods ended September 30, 2013 and 2012 was $35,609 and $37,337, respectively, and for the three months ended September 30, 2013 and 2012 was $10,658 and $12,423.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $47,479 per annum.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 14—SHORT-TERM LOANS

As of September 30, 2013 and December 31, 2012, the short-term loans are as follows:

	September 30, 2013	December 31, 2012
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by June 20, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$782,218	$761,772
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.100%, due by July 22, 2013, guaranteed by Xin Zhang	-	825,253
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by July 9, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $804,829 restricted cash	-	1,587,025
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by August 12, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $797,881 restricted cash	-	2,340,861
Loan payable to Bank of Communications, annual interest rate of 7.8%, due by November 22, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. with collateral of $651,848 restricted cash	1,629,620	1,587,024
	$2,411,838	$7,101,935

As of December 31, 2012, the Company had paid $163,718 and $32,193 to guarantee service providers for providing guarantees of the loans from Shanghai Pudong Development Bank and Bank of Communications. No such payment was made during the nine months ended September 30, 2013. The amount of $114,122 and $0 was amortized and recorded as interest expense for the nine months ended September 30, 2013 and 2012, respectively.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2013 and December 31, 2012, accounts payable and accrued liabilities are as follows:

	September 30,	December 31,
	2013	2012
Accounts payable	$145,896	$146,568
Other taxes payable	540	571
Others	-	43,672
	$146,436	$190,811

NOTE 16—OTHER PAYABLES

Other payables at September 30, 2013 and December 31, 2012 were $3,593,704 and $2,893,332, respectively. Included in other payables as of September 30, 2013 were mainly deposit payables of $3,551,662. At December 31, 2012, other payables were comprised of deposits payable of $2,893,014.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2013 and December 31, 2012, deposits from farmers were $3,551,662 and $2,893,014, respectively.

The amortization of deposit payables for the nine months ended September 30, 2013 and 2012 was $121,799 and $48,848, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2014	$162,399
2015	$162,399
2016	$162,399
2017	$162,399
2018	$162,399
Thereafter	$2,739,667

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $128,380 and $125,842 as of September 30, 2013 and December 31, 2012, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of September 30, 2013 and December 31, 2012, it had 13,442,000 shares and 11,194,000 shares issued and outstanding, respectively.

The Company agreed to grant to its investor relations firm 44,000 shares of the Company’s common stock for services to be rendered up through October 2011 pursuant to an agreement made in October 2010. The shares were valued at $234,080 and amortized over the service term. The amortization of this grant was $234,080 for the year ended December 31, 2011. In July 2011, the Company issued 10,000 shares of the 44,000 shares to the investor relationship consulting firm. The remaining 34,000 shares were issued on October 11, 2012.

In July 2010 the Company closed its initial public offering.  As part of the offering it issued to the placement agent 200,000 warrants to purchase shares of the Company's common stock at a price of $7.30 per share. These warrants are exercisable for five years. On December 6, 2010 the Company granted 26,000 options with an  exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the year ended December 31, 2012 and 2011, the amortization of these options amounted to $21,373 and $21,374, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

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

On June 5, 2013, the Company issued 10,000 shares of the Company’s common stock to an investor relations consulting firm for its 2013 consulting services. The shares were valued at $5,600 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On September 28, 2013, the Company entered into a subscription agreement with Mr. Wei Gong, a Director of Wuhan East Lake Hi-tech Incubation Center, for the issuance and sale of 2,760,000 common shares with a total purchase price of $3,201,600 or $1.16 per share. On the same date, the Company issued and sold to Mr. Gong 2,238,000 of the 2,760,000 common shares for a total purchase price of $2,596,080.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of September 30, 2013 and December 31, 2012 and the activity during the nine months ended September 30, 2013.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013	26,000	$6.00	210,000	$7.21
Exercisable at September 30, 2013	19,500	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3.25 years and 1.75 years, respectively. The market value of the Company’s common stock was $0.98 and $0.85 as of September 30, 2013 and December 31, 2012, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2013 and December 31, 2012 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of September 30, 2013 and December 31, 2012.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2013 and December 31, 2012, 99% and 97% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the nine months ended September 30, 2013 and 2012, there were two customers that accounted more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 21—GOVERNMENT SUBSIDIES

The Company received subsidies of $103,972 and $161,838 in the nine months ended September 30, 2013 and 2012, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2013 and December 31, 2012.

Lease obligations

The Company’s lease for its office space has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2013 and 2012 was $64,745 and $63,767, respectively. For the three months ended September 30, 2013 and 2012, the operating leases were $23,284 and $30,641.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2013 under all non-cancelable leases for years ending December 31:

Operating Leases
2013 (full year)	$83,991
2014	$83,991
2015	$83,991
2016	$83,991
2017	$83,991
Thereafter	$1,618,418

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 22—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of September 30, 2013 and December 31, 2012, the Company provided funds totaling $12.94 million and $10.54 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 23—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. As of September 30, 2013, the Company has two operating segments identified by products, “Hog Farming” and “Retail”. The hog farming segment consists of sales of our breeder hogs and market hogs. Our retail segment consists of the selling of processed pork products at the facilities of retailers.

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended September 30, 2013 and 2012 is as follows:

Three Months Ended September 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$8,539,829	$188,221	$8,728,050
Inter-segment revenues	-	-	-
Revenues from external customers	$8,539,829	$188,221	$8,728,050
Segment income (loss)	$244,314	$(42,922)	$201,392
Unallocated corporate loss			(27,937)
Income before income taxes			173,455
Income taxes			-
Net income			$173,455
Other segment information:
Depreciation and amortization	$828,278	$-	$828,278

Three Months Ended September 30, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$6,574,673	$-	$6,574,673
Inter-segment revenues	-	-	-
Revenues from external customers	$6,574,673	$-	$6,574,673
Segment loss	$(1,125,206)	$-	$(1,125,206)
Unallocated corporate loss			-
Loss before income taxes			(1,125,206)
Income taxes			-
Net loss			$(1,125,206)
Other segment information:
Depreciation and amortization	$650,256	$-	$650,256

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

As of September 30, 2013	Hog Farming	Retail	Consolidated
Total segment assets	$51,333,214	$107,508	$51,440,722
Other unallocated corporate assets			20,995
			$51,461,717
Other segment information:
Expenditures for segment assets	$784,498	$40,829	$825,327

As of December 31, 2012
Total segment assets	$52,877,904	$-	$52,877,904
Other unallocated corporate assets			-
			$52,877,904
Other segment information:
Expenditures for segment assets	$2,390,043	$-	$2,390,043

Condensed financial information with respect to these reportable business segments for the nine months ended September 30, 2013 and 2012 is as follows:

Nine Months Ended September 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$22,718,396	$239,996	$22,958,392
Inter-segment revenues	-	-	-
Revenues from external customers	$22,718,396	$239,996	$22,958,392
Segment loss	$(698,892)	$(43,249)	$(742,141)
Unallocated corporate loss			(399,536)
Loss before income taxes			(1,141,677)
Income taxes			-
Net loss			$(1,141,677)
Other segment information:
Depreciation and amortization	$2,438,385	$-	$2,438,385

Index

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

NOTE 23—SEGMENT INFORMATION (CONTINUED)

Nine Months Ended September 30, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$19,672,437	$-	$19,672,437
Inter-segment revenues	-	-	-
Revenues from external customers	$19,672,437	$-	$19,672,437
Segment loss	$(142,051)	$-	$(142,051)
Unallocated corporate loss			-
Loss before income taxes			(142,051)
Income taxes			-
Net loss			$(142,051)
Other segment information:
Depreciation and amortization	$2,138,097	$-	$2,138,097

As of September 30, 2013	Hog Farming	Retail	Consolidated
Total segment assets	$51,333,214	$107,508	$51,440,722
Other unallocated corporate assets			20,995
			$51,461,717
Other segment information:
Expenditures for segment assets	$784,498	$40,829	$825,327

As of December 31, 2012
Total segment assets	$52,877,904	$-	$52,877,904
Other unallocated corporate assets			-
			$52,877,904
Other segment information:
Expenditures for segment assets	$2,390,043	$-	$2,390,043

NOTE 24—SUBSEQUENT EVENT

On October 17, 2013, the Company received notification from the NASDAQ Stock Market ("NASDAQ")  confirming that since the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 10 consecutive business days, from October 1, 2013 to October 14, 2013, the Company had regained compliance with the minimum bid price requirement of $1.00 per share required by Nasdaq Listing Rule 5550(a)(2) for continued listing of the Company’s common stock on the Nasdaq Capital Market.

On October 28, 2013, the Company issued and sold 522,000 common shares of 2,760,00 common shares to Mr. Wei Gong for a total purchase price of $605,520 in according with the subscription agreement entered with Mr. Wei Gong on September 28, 2013.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. The Company is advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District is being ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition.

On November 6, 2013, Mr. Yang Chen had resigned from the Board of Directors of the Company.

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

In the last two years, our business has grown as a result of the increases in production at those of our farms that were not previously operating to maximum capacity and the commencement of our black hog sales activities described below.

In an effort to significantly increase the scale of our operations, in 2011we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds. The agreements also call for the joint development, funding and operation of local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into these arrangements, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

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

In the second quarter of 2013, through one of our subsidiaries, Hubei Tianzhili Breeder Hog Co., Ltd., we started to sell our “Tianli-Xiduhei” black hogs in Beijing, Tianjin, and Wuhan. Our black hogs and processed black hog products are currently being sold by us in counters we control within four supermarkets, including Zhongbai Chain Store, WuShangMart, Xinyijia Supermarket, and Hubei Laonongmin. We own and operate 11 black hog counters in facilities owned by these chains where we directly sell our products to the public. In addition to sales through these retailers, we also sell our black hogs to a Beijing pork wholesaler which has introduced our “Tianli-Xiduhei” black hogs in Beijing.

On October 2013, we entered into one-year agreements to provide three hotels and five restaurants in Wuhan City with balck hog products. We believe that associating with these upscale hotels and restaurants will enable us to promote the quality of our Tianli-Xiduhei brand of black hog meat.

Closure of 8th Farm

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close our farm located in the Caidian District. We were advised that all agricultural and manufacturing activity in the area of Dacha Lake in the Caidian District is being ordered to close as part of the government’s effort to restore the lake to its natural condition. Our farm in the Caidian District (our “8th farm”) was established in 2005. The farm is situated on approximately 13.18 acres of land and has 24 buildings dedicated to hog rearing, an administration building and housing for the Company’s employees that regularly work at the farm. The 8th farm had approximately 1,018  breeding sows and in the first nine months of 2013, we sold 9,546 hogs that were born on the 8th farm.

We are currently petitioning the Animal Husbandry and Veterinary Bureau of Caidian District to be allowed to operate the 8th farm into 2014 to allow for an orderly transfer of the breeding stock to other farms and for an orderly liquidation of the remaining livestock to enable us to minimize the adverse impact of the closure.   We are also inspecting the livestock, equipment and supplies located on the 8th farm to determine what should be transferred to other farms, what should be sold and the best method of disposing of the livestock, equipment and supplies we determine to sell.

Index

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to emphasize sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

We receive various subsidies from the government for operating our farms. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, or for the acquisition of certain operating equipment. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

Commencing in the third quarter of 2011, we began to derive revenue from retail sales of pork products through a collaborative arrangement with a third party. In August 2011, Fengze and such party entered into an agreement whereby we received the right to sell processed pork products at retail under the brand name “Tianli An Puluo” in greater Wuhan City. This collaborative agreement was canceled in June 2012.

In the second quarter of 2013, we resumed retail operations by entering distribution agreements with two supermarkets in Wuhan City. In accordance with the agreements, we established retail operations within existing supermarkets. In these outlets, we sell our pork products under our brand name, Tianli-Xiduhei(TM). The owners of the supermarkets are responsible for collection of all retail sales made by us and they remit to us the revenues they collect on our behalf, less any fees due from us pursuant to our agreements.

During the third quarter of 2013, through one of our subsidiaries, Hubei Tianzhili Breeder Hog Co., Ltd., we expanded our supermarket sales operations to another two supermarket systems in Wuhan City.  We now own and operate a total of 11 counters where we sell our black hog products directly to the public.  These counters are located in supermarkets operated by Zhongbai Chain Store, WuShangMart, Xinyijia Supermarket, and Wuhan Xinchen Supermarket.  In addition to sales through these retailers, we also sell our black hogs to a Beijing pork wholesaler which has introduced our “Tianli-Xiduhei” black hogs in Beijing.

On October 2013, we entered into one-year agreements to provide three hotels and five restaurants in Wuhan City with balck hog products. We believe that associating with these upscale hotels and restaurants will enable us to promote the quality of our Tianli-Xiduhei brand of black hog meat.

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

Index

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

Contractual arrangements with Fengze. We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with Fengze that provide us with effective control over Fengze.  We depend on Fengze to hold and maintain contracts with our customers. Fengze owns substantially all of our intellectual property, facilities and other assets relating to the operation of our business, and employs the personnel for substantially all of our business. Neither Tianli, nor HCS nor WFOE has any ownership interest in Fengze. Although WFOE’s contractual arrangements with Fengze are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing the Company with control over Fengze as direct ownership of Fengze.

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

Index

Transition to public company. As we are now a public company, our administrative costs have increased materially, including audit, legal, travel to the United States, investor relations and advisor costs as well as the need to comply with detailed reporting requirements.

Number of customers. The more customers we have, the greater the likelihood that related selling expenses, travel expenses and other similar costs will increase. Before 2012, we sold substantially all of our hogs to a relatively small number of customers. Beginning in the second quarter of 2013, we started to expand our operations into retail in connection with our efforts to develop brand name black hog products. This expansion will allow us to sell our hogs not just to the distributors but also directly to the public, increasing our profit margin. In connection with this effort we are likely to engage in promotional activities which will increase our expenses.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we have signed 7 joint development agreements, generally for periods of 10 years, with 7 local cooperatives in Enshi Autonomous Prefecture, Hubei Province whereby the Company, the relevant governmental agencies, and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provided funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2013, we have purchased $12.78 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment.

Comparison of the Results of Operations for the Three Months Ended September 30, 2013 and 2012

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2013	2012	Net Change	Change
Sales	$8,728,050	$6,574,673	$2,153,377	32.75%
Cost of goods sold	7,824,400	5,953,024	1,871,376	31.44%
Gross profit	903,650	621,649	282,001	45.36%
Selling, general and administrative expenses	672,574	1,621,856	(949,282)	(58.53%)
Income (loss) from operations	231,076	(1,000,207)	1,231,283	(123.10%)
Interest expense, net	(69,738)	(115,429)	45,691	(39.58%)
Subsidy income	8,634	-	8,634	n/a
Other income (expense)	3,483	(9,570)	13,053	(136.39%)
Net other expense	(57,621)	(124,999)	67,378	(53.90%)
Income (loss) before income taxes	173,455	(1,125,206)	1,298,661	(115.42%)
Income taxes	-	-	-	-
Net income (loss) from continuing operations	173,455	(1,125,206)	1,298,661	(115.42%)
Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	-	-	-
Net income (loss)	$173,455	$(1,125,206)	$1,298,661	(115.42%)

Index

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the quarters ended September 30, 2013 and 2012.

Sales by Products
	Three Months Ended September 30,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	7,605	$282	$2,144,008	6,405	$289	$1,848,223
Market Hogs – regular hogs	23,951	216	5,170,802	23,297	203	4,726,450
Market Hogs – black hogs	5,323	230	1,225,019	-	-	-
Market hogs for processed pork products	737	255	188,221	-	-	-

Total	37,616	$232	$8,728,050	29,702	$221	$6,574,673

Revenues. Our revenues increased by $2,153,377 or approximately 32.75% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase was mainly caused by increases in the number of breeder and market hogs sold. The number of breeder hogs sold during the third quarter of 2013 represented a 19% increase from the number sold in the same period of 2012. Additionally, our revenue from breeder hogs jumped 16% year over year with a slight 2% decline at the price per hog in the third quarter of 2013. Our revenues from the sale of market hogs in the third quarter of 2013 increased 35% from our market hog revenues for the third quarter of 2012.  This increase reflected a 26% increase in the volume of market hogs sold and a 7% year over year increase in the average sales price of market hogs.. Included in our market hog revenues, were 5,323 black hogs sold for $1,225,019 during the third quarter of 2013. We did not have any black hog sales in the same period of 2012.  We also generated $188,221 in revenue from our retail operations which resumed in April 2013.

During the third quarter of 2013 we sold 6% fewer pure bred breeder hogs than sold in the same period of 2012. This reduction in the volume of pure bred breeder hogs was offset by the 25% increase in the volume of crossbred hogs sold.

The revenue from sales of regular market hogs improved 9% or $444,352 in the third quarter of 2013 compared to the comparable period in 2012.  This increase reflected the fact that we sold 3% more of our regular market hogs above the age of 2 months old than were sold in the third quarter of 2012 and 92% more at under 1 month old. These increases were partially offset by a reduction of 30% in the number of hogs sold between 1 to 2 months old. Our selling prices, on a per market hog basis, were 6% more in the third quarter of 2013 compared with the third quarter of 2012.

The revenue from our black market hogs was $1,225,019 representing 5,323 hogs sold during the third quarter of 2013. We did not sell black hogs in the comparable period of 2012. Our revenue from black market hogs during the third quarter of 2013 increased by 51% or $414,821, compared with our second quarter performance. The improved revenues from our black market hogs reflects increases in both the volume of hogs sold and the selling price per hog. The volume of black market hogs sold in the third quarter increased 33% or 1,335 hogs above the number sold in the second quarter and the selling price of black market hogs increased 13% from the second to third quarters of 2013.

Gross Margin (Loss). Our gross margin (loss) was 10% and 9% in the three months ended September 30, 2013 and 2012, respectively. The slight increase in our gross margin reflects both slight decreases in feed costs and slight increases in prices for hogs as noted above. Our cost of goods sold per hog for the third quarter of 2013 was $194 a slight improvement from the third quarter of 2012 when cost of goods sold was $200. Additionally, the average selling price of market hogs increased 6% year over year.

Goss margins for breeder hogs were 29% and 32% in the third quarter of 2013 and 2012, respectively, and the gross margin for regular market hogs was 4% and 1% in the same periods of 2013 and 2012, respectively. The minor decline iin gross margin for breeder hogs was more than offset by the improved margin from regular market hogs. Our gross margins for black market hogs and retail operations were 3% and 17% in the third quarter of 2013. We did not have black hog sales and retail operations in the same period of 2012.

Expenses. Selling, general and administrative expenses decreased by $949,282 in the third quarter of 2013 as compared to the same period in 2012. The decrease primarily reflects the non-cash expense of $1,130,000 resulting from the issuance of 1,000,000 shares to our marketing consultants and employees for black hog sales in 2012.  There was no comparable expense in 2013.

Net Other Expense. Net other expense decreased from $124,999 in the third quarter of 2012 to $57,621 in the same period of 2013, a decrease of $67,378 or 53.90%, primarily due to the decrease of $45,691 in interest expenses.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operation and retail operation are exempt from VAT.

Net Income (Loss). We had net income of $173,455 in the third quarter of 2013 as compared to a net loss of ($1,125,206) in the third quarter of 2012. Our ability to generate income in the third quarter of 2013 reflects the increase in our revenue of $2,153,377 and the decrease in our selling, general and administrative expenses of $949,282, partially offset by the increase of $1,871,376 in our cost of goods sold.

Index

Comparison of the Results of Operations for the Nine Months Ended September 30, 2013 and 2012

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2013	2012	Net Change	Change
Sales	$22,958,392	$19,672,437	$3,285,955	16.70%
Cost of goods sold	21,525,720	16,947,240	4,578,480	27.02%
Gross profit	1,432,672	2,725,197	(1,292,525)	(47.43%)
Selling, general and administrative expenses	2,322,407	2,681,783	(359,376)	(13.40%)
Income (loss) from operations	(889,735)	43,414	(933,149)	(2,149.42%)
Interest expense, net	(399,536)	(294,787)	(104,749)	35.53%
Subsidy income	103,972	161,838	(57,866)	(35.76%)
Other income (expense)	43,622	(52,516)	96,138	(183.06%)
Net other expense	(251,942)	(185,465)	(66,477)	35.84%
Loss before income taxes	(1,141,677)	(142,051)	(999,626)	703.71%
Income taxes	-	-	-	-
Net loss from continuing operations	(1,141,677)	(142,051)	(999,626)	703.71%
Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	39,179	(39,179)	(100%)
Net loss	$(1,141,677)	$(102,872)	$(1,038,805)	1,009.80%

The tables below illustrate the sales of breeder hogs, market hogs, and processed pork products for the nine months ended September 30, 2013 and 2012.

Sales by Products
	Nine Months Ended September 30,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs	23,013	$271	$6,229,523	20,057	$298	$5,975,558
Market Hogs – regular hogs	71,492	196	14,006,126	64,777	211	13,696,879
Market Hogs – black hogs	11,136	223	2,482,747	-	-	-
Market hogs for processed pork products	952	252	239,996	-	-	-

Total	106,593	$215	$22,958,392	84,831	$232	$19,672,437

Revenues. Our revenues increased by $3,285,955 or approximately 16.70% for the nine months ended September 30, 2013 as compared to the period ended September 30, 2012. This increase was mainly caused by increases in the volume of breeder and market hogs sold and the revenues contributed from our retail operations and sales of black hogs. We sold 15% more breeder hogs during the nine months of 2013 than in the nine months ended September 30, 2012. Nevertheless, because the average sales price of breeder hogs in the first half of 2013 was 9% below that of the same period of 2012, our revenue from breeder hogs increased by 4% year over year. Despite the decrease in the average price of market hogs from the nine month period of 2012 to the nine month period of 2013, because the number of market hogs sold increased by 10% we generated 2% more market hog revenues in the nine months ended September 30, 2013 than the same period of 2012. During the nine month period ended September 30, 2013, we sold 111,136 black hogs for $2,482,747. Our retail operation, which resumed in April 2013, generated $239,996 in revenue in the nine month period of 2013. No black hogs were sold in the same period of 2012.

During the nine months ended September 30, 2013, we sold 6% fewer purebred breeder hogs and 20% more crossbred breeder hogs than during the same period of 2012. Despite the fact that the selling prices of purebred breeder hogs and crossbred breeder hogs declined 9% year over year, we increased our breeder hog revenue by 4% with the increase from the volume of breeder hogs sold.

The revenues from regular market hogs during the nine months ended September 30, 2013 were 2% above those of the same period of 2012. The 10% increase in sales volume of regular market hogs was offset by the 7% decrease in selling price, resulting in a net increase in our regular market hogs revenue of $309,247. In the nine months ended September 30, 2013, we sold 16% more hogs older than 2 months, 19% more at under 1 month old and 48% less hogs were sold between 1 to 2 months old.

The revenue from our black market hogs was $2,482,747 reflecting sales of 11,136 hogs during the first nine months of 2013. The revenue from our retail operations was $239,996 or 952 hogs sold during the nine months ended September 30, 2013. We did not have black hog sales or retail operations in the comparable period of 2012.

Gross Margin. Our gross margin was 6% and 14% over the nine months ended September 30, 2013 and 2012, respectively. The impact of increased feed costs during 2013 and reduced hog prices caused the significant decrease in our gross margin.

Index

The gross margins for breeder hogs were 27% and 32% in the first nine months of 2013 and 2012, respectively, and the gross margin (loss) for market hogs was (3%) and 6% in the same periods of 2013 and 2012, respectively. However, the gross margins for black hogs and retail operations were 2% and 13%, respectively, for the first nine months of 2013. The decrease in the gross margins for breeder hogs and market hogs is mainly due to declining hog prices and soaring feed costs. The declining hog price was the result of an oversupply of hogs, actions taken by the China government to reduce prices, and competition from cheaper imported hogs from foreign countries.

Expenses. Selling, general and administrative expenses decreased by $359,376 in the first nine months of 2013 as compared to the same period in 2012. The decrease was primarily a result of the one-time noncash stock-based selling expense incurred in 2012 partially offset by increased selling expense of $268,608 and an additional $701,117 in administrative expenses from our black hog and retail operations.

Net Other Expense. Net other expense increased from $185,465 for the nine months ended September 30, 2012 to $251,942 for the nine months ended September 30, 2013, a net increase of $66,477, which was primarily due to the decrease of $57,866 in subsidy income received from the Chinese government and a decrease of $104,749 in interest expenses.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operation and retail operation are exempt from VAT.

Net Income (Loss). We had a net loss of ($1,141,677) and ($102,872) in the first nine months of 2013 and 2012, respectively. The increase in our net loss was primarily the result of the increase of $4,578,480 in our cost of goods sold as a result of continued increases in the price of feed costs in the first half of 2013, partially offset by the increase of $3,285,955 in our revenue and the decrease in our selling, general and administrative expenses by $359,376, reflcting a one-time non-cash expense for stock-based compensation in 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2013 our working capital was $12,477,591 as compared to $8,984,403 at December 31, 2012.  The significant improvement in our working capital reflects the substantial decrease in our short-term loans which decreased from $7,101,935 at December 31, 2012, to $2,411,838 at the end of the third quarter of 2013, the increase in our other receivables to $1,202,739 as compared to $208,325, partially offset by lower cash and cash equivalents of $5,717,158 as compared to $7,477,205, and an increase in  other payables to $3,593,704 at September 30, 2013, as compared to $2,893,332 at December 31, 2012. The components of the decrease in cash of $1,760,047 are discussed below.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close our farm located in the Caidian District.  We are currently petitioning the Bureau to be allowed to operate the 8th farm into 2014 to allow for an orderly transfer of breeding stock to other farms and for an orderly liquidation of the remaining livestock to enable us to minimize the adverse impact of the closure.   We are also inspecting the livestock, equipment, fixtures and supplies located on the 8th farm to determine what should be transferred to other farms, what should be sold and the best method of disposing of the livestock, equipment and supplies we determine to sell.   Because we were only recently directed to close the 8th farm, we have not been able to quantify the impact it will have on our financial results and, although we intend to petition the government for compensation, we do not anticipate that any award we will receive will equal the losses we incur.  Further, we have been advised that we will not be required to restore or rehabilitate the farm to its previous condition.

In the short run, we will have to liquidate the non-breeding livestock located at the farm and possibly some of the breeding stock, as we determine whether we can economically relocate the breeding stock to other farms.  To the extent we can relocate breeding stock to other farms the impact of the closure will be minimized. In addition, we will incur losses in connection with the loss of the use of the facilities, fixtures and equipment located at the farm. Nevertheless, we believe that although the loss of the 8th farm will negatively impact our rate of growth, it will not have a significant adverse impact on our ability to maintain our operations.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$961,057	$4,732,342
Net cash used in investing activities	(825,327)	(5,414,357)
Net cash provided by (used in) financing activities	(2,063,354)	1,545,534
Exchange rate effect on cash	167,577	170,249
Net cash inflow (outflow)	$(1,760,047)	$1,033,768

Index

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2013 totaled $961,057. Cash flow pertaining to operating activities reflected the Company’s net loss from continuing operations for the nine months ended September 30, 2013 of ($1,141,677), offset by depreciation and amortization of $2,438,385, stock-based expense of $5,600, and an increase from other payables of $736,817. These favorable factors were partially offset by increases in accounts receivable of $141,546, inventories of $104,833, advances to suppliers of $50,055, and a decrease in accounts payable of $976,600.

Net cash provided by operating activities in the nine months ended September 30, 2012 totaled $4,732,342. Cash flow pertaining to operating activities reflected the Company’s net loss from continuing operations for the nine months ended September 30, 2012 of ($142,051), offset by depreciation and amortization of $2,138,097, stock-based expense of $1,146,030, a decrease in inventories of $47,047, and an increase in other payables of $1,627,446. These favorable factors were partially offset by increases in accounts receivable of $59,837, advances to suppliers of $30,356, prepaid expenses of $161,227, and an increase in other receivables of $95,293, and a decrease in accounts payable of $25,055.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 totaled $825,327. This included $339,282 for additions to our breeder stock and $486,045 for purchase of new equipment.

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

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2013, net cash used in financing activities was $2,063,354. The activity was comprised of a repayment of short-term loans of $5,592,931, proceeds from new share issuance of $2,596,080, and proceeds from new short-term loans of $772,549.

For the nine months ended September 30, 2012, net cash provided by financing activities was $1,545,534. The activity was comprised of a repayment of short-term loans of $3,170,326 and proceeds from new short-term loans of $4,755,489.

Commitments for Capital Expenditures

We have been actively upgrading our existing farms and building up our retail sale channels through retail supermarkets located in Wuhan City and Beijing City. As of September 30, 2013, the Company had deposited $16,296 for upgrading hog facilities. The remaining amount due will be paid upon completion. Until recently we had been expending substantial amounts to construct facilities for use by farmers participating in our black hog programs. We intend for the immediate future to limit the amount of funds we devote to construction for such program and instead seek to work with farmers capable of raising black hogs without requiring any new construction.

Index

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

Critical Accounting Policies

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to inventories, recovery of long-lived assets, income taxes, bad debts and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements and our management’s discussion and analysis.

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

Index

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

Index

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

Index

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

Item 5.	Other Information

On November 6, 2013, Yang Chen resigned from his position as a director of the Company.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
___
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIANLI AGRITECH, INC.

November 13, 2013	By:	/s/ HANYING LI
Hanying Li Chief Executive Officer (Principal Executive Officer)

November 13, 2013	By:	/s/ JUN WANG
Jun Wang Chief Financial Officer (Principal Financial and Accounting Officer)