Form 10-K
period 2013-12-31
Tianli Agritech, Inc.
filed 2014-03-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Hubei Province, China 430010
 (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (+86) 27 8274 0726

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, $0.001 par value	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $4,642,080, based upon a closing price of $0.57 per common share on June 28, 2013. At March 13, 2014, the registrant had outstanding 13,964,000 common shares.

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

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Tianli Agritech, Inc. (“Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Fengxin Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“WFOE”); our affiliated entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which WFOE controls by virtue of contractual arrangements; and our affiliated entities, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”) and its wholly owned subsidiary, Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd. (“Hefeng”), which are both Chinese limited liability companies.

•	shares” and “common shares” refer to our common shares, $0.001 par value per share;
•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and
•	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2013 at RMB 6.1104 to $1.00 as compared to RMB 6.3011 to $1.00 at December 31, 2012. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2013 and the year ended December 31, 2012 were RMB 6.1905 and RMB 6.3034, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Part I

Item 1. Business

Our Company

Our Company is in the business of breeding, raising, and selling hogs and pork products in the People’s Republic of China. The Company started as a hog breeder and expanded its business into processing of commodity fresh meat products. We operate our business through contractual arrangements between our wholly-owned subsidiary, WFOE, and our variable interest entities, Fengze and its subsidiaries, Tianzhili and Hefeng. Our efforts are focused on growing healthy, hearty hogs, including regular hogs and black hogs, for sale for breeding and meat purposes. In addition, we now sell processed black hog products through freezers we maintain in supermarkets and through a developing distributor network to restaurants, hotels and other retailers. We believe our location in Hubei and our investment in breeding and farming technology position us well to reach our goals.

Fengze entered the hog breeding and production business in 2005 when it built its first hog farm. Fengze now currently owns and operates nine commercial farms in Wuhan and one farm in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province.  In addition, it had an 11th farm but it  has been ordered to shut this farm  by the authorities in Caidian District, Wuhan. Our ten farms, in the aggregate, have an annual production capacity of approximately 150,000 hogs. We conduct genetic, breeding and nutrition research to improve our hog production capabilities. Our animal nutrition research consists of the development of a premix we feed our hogs. In coordination with a local institute, we developed this product to improve our feed to meat conversion ratio, thus reducing our feed costs, and to improve the health of our hogs.

Beginning in the second quarter of 2013, we also started to market and distribute our fresh black hog meat products through supermarkets and to hotels, restaurants and other retailers. More recently we initiated sales of specialty processed black hog meat through the internet. We market our fresh black hog meat products through Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), a 60% holding subsidiary, and use a self-developed trademark, Xiduhei.

We currently derive our revenues mainly from hog farming. We believe we have developed a reputation for quality in our market by investing in high quality breeding stock and in technology to improve the health of our hogs by, for example, using temperature controls to increase comfort and to speed piglet rearing, and by creating a biofeed premix that has improved our success in growing hogs while reducing costs. We believe we have a reputation for low pollution by virtue of receiving a certificate of pollution-free agricultural product from Hubei province. We believe we have a reputation for low-additive pork products as a result of the use of our biofeed premix, which allows us to reduce our reliance on antibiotics, and by efforts we have undertaken to reduce disease risks among our hogs without relying upon chemicals, such as maintaining geographic separation between our farms to prevent cross-contamination.

On December 29, 2010, we completed the acquisition of the assets of the Hengdian Farm, located in Wuhan City, which represents our tenth farm and which will produce up to 20,000 hogs annually once it reaches full production. This farm had reached full production during 2013.

On May 12, 2011, we completed the acquisition of our eleventh farm from An Puluo Food Processing Co., Ltd. (“An Puluo”), located in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. This farm will produce up to 20,000 hogs annually once it reaches full production. We paid a total of approximately $2.2 million for the rights to the land, structures and equipment. This farm had reached full production during 2013.

On June 22, 2011, Fengze established what was then a wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province as a limited liability company. Tianzhili engages in the business of raising and selling black hogs. Tianzhili sold processed black hog meat through several major Chinese retail channels pursuant to a collaborative agreement with An Puluo that commenced in the third quarter of 2011 and was terminated as of June 15, 2012.

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Tianzhili in exchange for a 40% equity interest in Tianzhili. Tianzhili conducts our black hog breeding operations. As of December 31, 2013, Tianzhili received $1,058,022 or RMB 6,666,700 from XMRJ.

In connection with its investment in Tianzhili, XMRJ agreed to loan RMB 5,000,000, or approximately $800,000, to Tianzhili without interest. We did not require such funds during the year of 2013 so this loan has yet to be made.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. The Company is advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District was ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We have obtained a 3-month grace period to evacuate our portable assets and personnel.

Corporate Information

Our principal executive office is located at Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and Fax number is (+86) 27 8274 1687. Our website address is www.tianli-china.com.

Our Corporate Structure

Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Tianli owns all of the outstanding capital stock of HCS, which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China and Fengze owns 60% equity interest of Tianzhili. Hefeng was incorporated in 2013 as a domestic limited liability company in China and a wholly owned subsidiary of Tianzhili. WFOE has entered into a series of control agreements with Fengze and all of the owners of Fengze, which agreements allow WFOE to control Fengze. Through our ownership of HCS, HCS’ ownership of WFOE and WFOE’s agreements with Fengze, we believe that Tianli controls Fengze and therefore, we consolidate the results of operations of Fengze’s with ours as a variable interest entity.

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

Industry and Market Background

China is the world’s largest hog producing and pork consuming country. China has accounted for nearly half of the world’s pork production and consumption for more than five years. Not only does China consume more pork than any other country, Chinese per-capita pork consumption is among the highest in the world, as pork is China’s most popular meat. In China, per-capita pork consumption in 2013 was 30.2 kg, up from 25.4 kg in 2003 according to the Organisation for Economic Co-operation and Development (“OECD”). In terms of meat consumption in China, during the past 10 years, the annual per-capita pork consumption increased 19% per annum. It is expected that in 2022, the total meat consumption in China will be about 54 kg/capita and the average pig meat consumption in China will be some 34 kg/capita (retail weight basis) accounting for approximately 63% of total Chinese meat consumption. According to the National Statistics Bureau of China, in 2011 China consumed over 50.5 million tons of pork, a reduction of 0.4% from the amount consumed in 2010. In 2013, the hog price reduced from RMB 17 per kg to RMB 13 per kg in April and recovered to RMB 16 per kg in September and slightly reduced to RMB 15.90 per kg during the fourth quarter of 2013.

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

In 2013 and 2012, 25% and 29% of our revenues were derived from regular breeder hog sales, 55% and 71% were from regular market hog sales. In 2013, we generated 19% and 2% revenues from black market hog and processed black pork products. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weight about 220 – 240 pounds.

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

Our Distribution Efforts

Starting in 2013, we expanded our operations to include retail sales of our boxed fresh black hog meat through facilities we maintain at supermarkets and to hotels, restaurants and other retailers.  More recently we initiated sales of specialty processed black hog meat through the internet. We sell our products under our “Xiduhei” trademark through more than 12 supermarkets in Wuhan City and over 10 chain restaurants and hotels, primarily through a combination of a direct sales force and independent distributors. As of December 31, 2013, our sales and marketing force consisted of approximately 70 employees in Wuhan City. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

Our fresh black hog meat marketing efforts focus on building up our brand awareness and customer loyalty. We host various meat tasting activities and purchase advertising for TV, website, or print in order to maximize our selling opportunities. We work with distributors to persuade them to design new products to increase our product portfolio and introduce to wide target markets.

Based on our market research, reliable prompt delivery of boxed fresh black hog meat to our customers in response to orders is one of the major key factors in the sale of fresh pork to restaurants, hotels and other retailers. We utilize an innovative portable thermo cooler to carry our fresh black hog meat as gift box sets and work with a national wide express shipping company to ensure on time and fresh delivery.

Our Hog Farms

Fengze built its first hog farm in 2005. At present, we, through Fengze, operate five hog farms with an annual capacity of 20,000 hogs each and five hog farms with an annual capacity of 10,000 hogs each. Our eleventh farm, which had an annual capacity of 20,000 hogs was ordered in 2013 to shut down. Recently we were given a 3-month grace period until March 31, 2014 to evacuate the contents of this farm.

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

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”), generally for terms of ten years, with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.  Enshi black hog is one of the oldest hog species with a lineage that can be traced back to the year 1611. Enshi black hog originated in the Enshi Tujia and Miao Autonomous Prefecture in Hubei Province and the meat of the Enshi Black Hog is considered by many Chinese to be superior to that of many other breeds and for that reason, black hog meat generally sells for more than standard hog meat. The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. By entering into this arrangement, we hope to be able to develop a widely recognized brand of black hog meat and to profit from the sale of black hogs grown by independent farmers as well as those grown by us. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.  We will work with all of the farmers participating in the program to ensure that the quality of the breed is maintained and to develop standardized programs for the feed and care of the hogs. As part of this effort, we will develop an appropriate feed mix, which the farmers will purchase from us. To be eligible to participate in the program farmers will need to be able to maintain no less than 6 sows or produce at least 100 black hogs per year. By the end of 2013 we had funded and completed the construction of 798 farms for local farmers.  Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers. We are currently evaluating the economics of this program and its benefits to us.

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

In addition to the advantages of this program, we believe that some of the risks typical to hog farming will be minimized. For example, because individual farms will be relatively small and decentralized, and under strict supervision to employ disease control methods we determine appropriate, the risk of disease should be lower than our traditional farms, Further, if a farm were to develop a problem, it should not spread since the farms are decentralized in the Prefecture’s mountainous region. In addition, because of the emphasis being placed on this project by the local government, we anticipate a high level of cooperation from the farmers who are being given the opportunity to profit from what is otherwise communal land.

We have agreed to contribute to the financial needs of the project in various ways and the local governments have agreed to provide us and the participating farmers with various subsidies, incentives and insurance. The precise demands upon us will depend upon the rate at which the project grows which, in turn, will be impacted by the availability of financing that may be necessary to modernize and support the participating farmers.  Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program to enable us to determine its likelihood of success and benefits to us.

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

•
We will position our brand image in order to command a premium for branded black hogs to sell to selected pork wholesalers located in Beijing and Tianjin City.  We have registered the trademark “Xiduhei” for our black hogs which is a breed of black hogs combined with Enshi black hogs and Berkshire hogs. As a result of the recognition we have received from our products in Wuhan and Beijing, we believe this trademark will be valuable and may allow us to charge a premium price for black hogs if and when we distribute hogs to pork wholesalers.

Principal Suppliers

The following are the principal suppliers we rely upon to obtain raw materials for hog feed and veterinary supplies. We believe the materials provided by these suppliers are widely available and do not anticipate that we would be unable to obtain these materials from other suppliers in the event they are unable or unwilling to supply our needs.

Supplier	Item
Wuhan Zhu Brothers Feed Technology Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)
Wuhan Maozhu Agritech Research Co., Ltd.	Feed supplies
Wuhan Jintudi Feed Co., Ltd	Feed supplies (corn, beans, bran and other commodities)
Wuhan Yukang Food Oil and Feed Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 32% and 38% of our inventory purchases in 2013 and 2012, respectively. Purchases from Wuhan Jintudi Feed Co. (“Jintudi”), Ltd. and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2013 accounted for 8% and 16%, respectively, of our inventory purchases, as compared to 11% and 12%, respectively, of our 2012 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 28% and 22% of our inventory purchases during 2013 and 2012, respectively.

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Jintudi, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2013, our research and development team consisted of 34 employees. These research and development employees do not work exclusively on research and development and participate in other general administrative functions of the Company. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2013 and 2012, we spent $87,655 and $105,660, respectively, on research and development activities.

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

We believe that Wuhan has 75 farms with annual production capacities of at least 10,000 hogs and, of these, 21 farms have annual production capacities of at least 20,000 hogs. Inclusive of the farms in Wuhan, we believe that Hubei province has approximately 439 hog farms with annual production capacities of 10,000 or more hogs. We believe our annual capacity of approximately 150,000 hogs and our black hog production program makes us one of Hubei province’s largest hog farming companies.

Customers
Our five and two largest customers collectively represented approximately 18% and 25% of our sales for the years ended December 31, 2013 and 2012, respectively.

In 2013, we did not have any customers accounting for more than 10% of our revenues. For 2012, the customers that accounted for more than 10% of our revenues were:

Client’s Name	For The Year Ended December 31, 2012
Wuhan Mingxiang Meat Factory Co., Ltd.	13%
Huangpi Hengdian Slaughtering Center	12%

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

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. An example is that both Fengze and WFOE were exempted from income taxes for 2013 and prior years.

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

On August 1 and August 30, 2011, we entered into a collaborative agreement and a supplemental agreement (the “Agreements”) with An Puluo Food Processing Co., Ltd. (“An Puluo”) to pursue retail business. Pursuant to the Agreements we were allowed to apply to register “Tianli An Puluo” as an exclusive trademark with China’s SAIC Trademark Office and began to use “Tianli An Puluo” at our retail sales departments in local major supermarkets in greater Wuhan City. After we terminated the collaborative agreement with An Puluo, we have registered a new trademark to market our fresh black hog meat, “Xiduhei.”

Business Trade Secrets.  We have not applied for any patent protection for our premix; however, we rely on Chinese business secret laws to protect our interest in this premix.

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

Employees

As of December 31, 2013, we had approximately 384 employees as compared to 338 employees as of December 31, 2012. All of our employees are based in China. Of the total as of December 31, 2013, 25 were in management and administration, 11 were farm managers, 11 served as deputy farm managers, 47 were in technical support (including the research and development staff, and veterinarians located on the farms), and 290 were in farming and sales. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Our operations are subject to various risks, including the risks of being expropriated, forced to shut down or modified by the local or central government.

Concepts regarding private property and the right to use land are in the development stage in China.  If the national or local government were to determine that the community at large would be better served if one of our farms were to alter or even cease its operations, or that the land on which one of our farms is located should be devoted to another purpose, it is likely that we would have no choice other than to comply with any order that might be issued.  In such event, if we were to receive any compensation for the loss or interruption to our business, the amount of such it likely would likely be far less than the damages incurred.

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our chief executive officer, Ms. Hanying Li, and our chief financial officer, Mr. Jun Wang, to manage our operations.

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

We have constructed or acquired eleven farms. Our growth strategy includes the continued expansion of our annual hog production, largely by constructing black hog rearing facilities with local cooperatives in the Enshi Autonomous Prefecture in Hubei Province..  The implementation of such strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We also could experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware.

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

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

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

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural businesses in China. We have received business tax exemptions or reductions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2013 and prior years.

The PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. Also, as we expand our operations into new areas the application of the exemption to new activities may be uncertain. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC. Similarly, the termination of the government practice of partially subsidizing the cost of hog insurance could reduce our profits or cause such insurance to become more expensive as fewer farmers elected to purchase such insurance. The reduction or discontinuation of any of these economic incentives could negatively affect our company.

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

If our financial condition deteriorates, we may not meet continued listing standards of the NASDAQ Capital Market and our shareholders could find it difficult to sell our shares.

Our common shares are listed on the NASDAQ Capital Market. The NASDAQ Capital Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. If we fail to continue to meet NASDAQ’s continued listing requirements and if our shares are delisted from the NASDAQ Capital Market at some later date, our shareholders could find it difficult to sell our shares.

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

Ability to opt out of NASDAQ Marketplace Rules

NASDAQ Marketplace Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of most of the requirements of the 5600 Series of the NASDAQ Marketplace Rules. In order to claim such an exemption, we must disclose the significant differences between our corporate governance practices and those required to be followed by U.S. domestic issuers under NASDAQ’s corporate governance requirements.  We previously determined to follow our home country rule which allowed us to sell more than 20% or more of our shares outstanding prior to the transaction for less than the greater of book or market value of the stock. In the future we could determine to opt out of other requirements of the 5600 Series of the NASDAQ Marketplace Rules.

Shares eligible for future sale may adversely affect the market price of our common shares, as the future sale of a substantial amount of outstanding common shares in the public marketplace could reduce the price of our common shares.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 10, 2014, we had outstanding an aggregate of 13,964,000 common shares. Of those shares, all but those owned by our affiliates are freely transferable without restriction or further registration under the Securities Act. The shares held by our affiliates may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Hanying Li, our chairwoman and chief executive officer, beneficially owns approximately 22% of our outstanding common shares. In addition, Wei Gong, one of our directors, owns approximately 20% of our outstanding common shares . As a result, Ms. Li and Mr. Gong possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if our chief executive officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our chief executive officer, who owns approximately 22% of our outstanding common shares, or Mr. Gong, who owns approximately 20% of our outstanding common shares, was to pledge her or his shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Item 2. Properties

We currently operate ten hog farms within Hubei Province. We also maintain a separate headquarters office in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm currently operating contains approximately 80 acres and has an annual capacity of 20,000 hogs.

These farms are generally located on lands that we lease from farming associations. Under Chinese law, the traditional farmers, represented by local farming authorities, are able to lease this land to us to develop for agricultural purposes. The commercial leases are held for periods of between 20 and 50 years, depending on the local farming authority.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District which is our eighth farm. The Company is advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District is being ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition.

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite K, 12th Floor Building A, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	Company Owned	5170 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 2 (annual capacity 10,000 hogs)	Nanyan Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	25 years (January 1, 2007 - December 31, 2032)	14.17 acres

Farm 3 (annual capacity 10,000 hogs)	Qunyi Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	30 years (January 1, 2009 - January 31, 2039)	15.65 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 8 (annual capacity 20,000 hogs)	Qianjin Village, Yuxian Town, Caidian District, Wuhan, Hubei	50 years (January 18, 2009 - January 31, 2059) (Ordered to shutdown in 2013)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs once operating capacity is reached)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Capital Market since August 6, 2013, and prior thereto on the Nasdaq Global Market, under the symbol “OINK.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares for the periods indicated as reported by finance.yahoo.com.

	High	Low
Quarter Ended March 31, 2012	$1.90	$1.23
Quarter Ended June 30, 2012	$2.58	$1.05
Quarter Ended September 30, 2012	$1.50	$0.74
Quarter Ended December 31, 2012	$1.66	$0.73
Quarter Ended March 31, 2013	$0.98	$0.67
Quarter Ended June 30, 2013	$1.00	$0.54
Quarter Ended September 30, 2013	$1.28	$0.50
Quarter Ended December 31, 2013	$2.47	$0.95

Holders

On December 31, 2013, there were approximately 415 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

Except as previously reported in the reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fourth quarter of 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about common shares available for issuance under compensatory plans and arrangements as of December 31, 2013.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has recently begun to distribute certain of its black hog products through supermarkets and to restaurants, hotels and other retailers.  More recently we initiated sales of specialty processed black hog meat through the internet. We control Fengze, pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, WFOE. Fengze mainly produces and sells hogs for breeding stock and slaughter. During the year 2013, Fengze owned and operated ten commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. However, on November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. The Company is advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We have obtained a 3-month grace period to extend the evacuation deadline to the end of the first quarter of 2014. In addition, Fengzi owns a majority of Tianzhili which operates in the Enshi Autonomous Prefecture (“Enshi”). Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs to supermarkets, restaurants, hotels and other retailers in greater Wuhan City, including Zhongbai, Xinyijia and Wushang Mart.

Our business has grown rapidly as a result of the expansion of our annual capacity levels as discussed above, and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.   The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency.   By the end of 2013 we had funded and completed the construction of 798 farms for local farmers.  Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers.   Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations.

Principal Factors Affecting our Results of Operations

Revenues and Incomes

We derive our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell the product both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for the purpose of sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. In addition to the hogs bred and raised by us, we also purchase and resell balck hogs raised by some of the farmers participating in the cooperatives formed pursuant to the Exclusivity Agreements described above.

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

In August 2011, Fengze and An Puluo signed a collaborative agreement whereby we received the right to sell processed pork products at retail under the brand name “Tianli An Puluo” in greater Wuhan City. We derived revenues from this collaborative agreement from the third quarter of 2011 until it was canceled in June 2012.

More recently we have begun to distribute black hog products processed by us through supermarkets, to restaurants, hotels and other retailers in the area of Wuhan City and through the internet.

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

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as marketing, promotion, sales and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 8 joint development agreements, generally for periods of 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow the black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of December 31, 2013, we have purchased $11.32 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations.

Results of Operations

As of December 31, 2013, we decided that we have two operating segments, “Hog Farming” and “Retail.” The hog farming segment consists of sales of our raised regular and black breeder hogs, raised regular and black market hogs, and black hogs we bought from individual hog farmers for resell purpose that were sold to meat processors. Our retail segment consists of the selling of processed black hog meat products to the public through refrigerators we established in supermarkets, sales of processed black hog meat products to restaurants, hotels and other retailers and through the internet.

Comparison of the Results of Operations for the Years Ended December 31, 2013 and 2012

All amounts, other than percentages, in U.S. dollars

	For Year Ended December 31,			Percentage of
	2013	2012	Net Change	Change
Sales	$33,350,942	$26,529,423	$6,821,519	25.71%
Cost of goods sold	30,330,010	23,073,991	7,256,019	31.45%
Gross profit	3,020,932	3,455,432	(434,500)	(12.57)%
Selling, general and administrative expenses	3,799,816	3,421,178	378,638	11.07%
Income (loss) from operations	(778,884)	34,254	(813,138)	(2373.85)%
Interest expense, net	(338,688)	(461,299)	122,611	(26.58)%
Subsidy income	107,584	218,605	(111,021)	(50.79)%
Impairment loss from Farm 8 shutdown	(1,490,034)	-	(1,490,034)	n/a
Impairment loss from construction in progress	(38,769)	-	(38,769)	n/a
Other expense	(145,672)	(43,534)	(102,138)	234.62%
Net other expense	(1,905,579)	(286,228)	(1,619,351)	565.76%
Loss before income taxes	(2,684,463)	(251,974)	(2,432,489)	965.37%
Income taxes	-	-	-	n/a
Net loss from continuing operations	(2,684,463)	(251,974)	(2,432,489)	965.37%
Gain from operations of discontinued component, net of taxes	-	39,179	(39,179)	(100)%
Net loss	$(2,684,463)	$(212,795)	$(2,471,668)	1161.53%

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2013 and 2012 (dollars in thousands).

	Hog Farming	Retail	Total
	Year Ended December 31, 2013
Revenues	$32,807	$544	$33,351
Cost of goods sold	$29,919	$411	$30,330
Gross profit	$2,888	$133	$3,021
Gross margin %	9%	24%	9%

	Hog Farming	Retail	Total
	Year Ended December 31, 2012
Revenues	$26,529	$-	$26,529
Cost of goods sold	$23,074	$-	$23,074
Gross profit	$3,455	$-	$3,455
Gross margin %	13%	-	13%

Revenues. For the year ended December 31, 2013, we had revenues of $33,350,942, as compared to revenues of $26,529,423 for the year ended December 31, 2012. Our revenues increased by $6,821,519 or approximately 25.71%. This growth in revenues was primarily attributable to sales of black hogs raised by farmers participating in our cooperative programs, the initiation of our retail sales of processed black hog products, offset by the decrease in revenues from our regular market hog sales.

The tables below illustrate the sales of breeder hogs, market hogs, black hogs and processed pork products for the years ended December 31, 2013 and 2012.

Sales by Products

	For the Year Ended December 31,
	2013			2012
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	30,639	$273	$8,373,059	26,690	$293	$7,821,393
Market Hogs – regular hogs	88,523	$206	18,228,851	89,006	$210	18,708,030
Breeder and Market Hogs – black hogs	28,003	$222	6,205,388	-	$-	-
Market Hogs – processed pork products	2,016	$270	543,644	-	$-	-
Total	149,181	$224	$33,350,942	115,696	$229	$26,529,423

Although we had an increase of $551,666 or 7% in revenue from breeder hog sales for 2013, our revenues from regular market hogs decreased $479,179 or 3% at the same time which resulted in a slight increase of $72,487 in revenue from regular hogs.

We sold approximately 15% more breeder hogs and 1% less market hogs in 2013 than in 2012, offset by a decline in selling prices per hog of breeder hogs and market hogs. The selling price per hog of breeder hogs and regular market hogs decreased 7% and 2%, respectively. As a result, sales revenue attributable to breeder hogs increased by 7% and sales attributable to market hogs decreased by 3%. The decreases in the selling price per hog of breeder hogs and regular market hogs were primarily attributable to: (1) an apparent decline in China pork market in 2013 impacted by H7N9 avian flu; (2) a number of preferential policies for hog raising by government of China since 2011, such as government’s subsidies, attracted more investments in hog farming and resulted in an increase of market hogs supply, and (3) the central government’s new policies promote frugality, thrift, and forbids extravagance from the government’s spending binge wasting in gifts and unnecessary parties. This gradually changed the food consumption habit and reduced the pork demand as well.

We experienced price declines in regular hog sales, including breeder hogs and market hogs. For the year ended December 31, 2013, we generated $6,749,032 in revenues through the sale of black hogs and black hog processed products. We sold 28,003 black hogs as breeder and market hogs and 2,016 black hogs were used to produce the processed pork sold in our retail business. As of the end of 2013 we were distributing processed black hog products through more than 12 Supermarkets and to 10 chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats boxed in gift boxes or portable thermo coolers.

Cost of goods sold. Cost of goods sold includes the cost of feeds, labor, depreciation and other overhead costs. For 2013, cost of goods sold was $30,330,010 as compared to $23,073,991 for 2012, an increase of $7,256,019, or 31.45%. Cost of goods sold related to the hog farming segment was $29,919,000 for 2013 as compared to $23,074,000 for 2012. Cost of goods sold for the retail segment was $411,000 for 2013.

Profit Margins. Our gross margin decreased to 9% in the year 2013 from 13% in 2012. Our gross profit was $3,020,932 for 2013 as compared to $3,455,432 for 2012. This decrease in our gross margin reflected the impact of the increased cost of feeds and animal medicines, as well as the reduction of selling prices.

Our gross margin from hog farming was 9% in 2013 as compared to 13% in 2012. Our retail margin was 24% in 2013. The gross margins for breeder hogs were 28% and 31% in the years 2013 and 2012, respectively, and the gross margins for regular market hogs were 1% and 5% in the years 2013 and 2012. The gross margins for black market hogs and processed black pork products were 5% and 24%. The decrease of the gross margins for breeder hogs and regular market hogs is mainly attributable to a continued struggle at pork demand and higher feed prices.

Expenses. Selling, general and administrative expenses increased by $378,638 in 2013 as compared to 2012. The increase was primarily the result of $1.0 million of general and administrative expense from our retail segment, partly offset by the reduction of $0.6 million from our selling expenses.

Net Other Expense. Net other expense increased from $286,228 for 2012 to $1,905,579 for 2013, a net increase of $1,619,351. This increase was primarily due to an increase of $1,490,034 in impairment loss from our Farm 8 shutdown and a decrease of $111,021 from subsidy income.

Income taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Loss. Our net loss for the years ended December 31, 2013 and 2012 was $2,684,463 and $251,974, respectively. The increase of $2,432,489 or 965.37% in net loss was primarily the result of an impairment loss of $1,490,034 from Farm 8 shutdown, the net effect of $434,500 from reduced hog selling price and inflated feed costs, and additional selling expenses of $452,684 from the retail segment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2013 our working capital was $14,946,630 as compared to $8,984,403 at December 31, 2012, reflecting an increase in cash and cash equivalents balances to $10,087,694 at the end of 2013 as compared to $7,477,205 at the end of 2012. These funds are located in financial institutions located as follows:

	December 31, 2013		December 31, 2012
Country	Dollar	%	Dollar	%
United States	$-	-	$233,646	3%
China	10,087,694	100%	7,243,559	97%
	$10,087,694	100%	$7,477,205	100%

The components of cash flows are discussed below:

Consolidated Statement of Cash Flows
	Year Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(113,010)	$5,608,121
Net cash used in investing activities	(750,559)	(7,331,303)
Net cash provided by financing activities	3,048,139	2,604,420
Exchange rate effect on cash	425,919	88,225
Net cash inflow	$2,610,489	$969,463

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the year ended December 31, 2013 totaled $113,010. Cash from operating activities mainly consisted of our net loss for the year of $2,684,463, supplemented by non-cash expenses of depreciation and amortization of $3,630,414, amortization of prepaid rental expense of $437,445, bad debt expense of $14,198, loss from inventory of $84,800, impairment losses of $1,490,034 and $38,769 from a farm shutdown and construction in progress, and an increase in other payables of $750,889, and partially offset by an increase in accounts receivable of $102,462, an increase in inventories of $1,005,268, a feed prepayment of $1,440,167 included in our advances to suppliers, a security deposit payment of $981,932 for national black hog promotion activities included in our other receivables. Our increase in accounts receivable reflects the opening of our retail operations which started in the second quarter of 2013. Sales to supermarkets were made on terms of 30 to 45 days. Sales to chain restaurants and hotels were made on terms of 30 to 60 days. The increase in inventories was in part due to the increase in the number of hogs resident in our farms.

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

Cash Used in Investing Activities

Net cash used in investing activities for 2013 totaled $750,559. This included $573,134 of plant and equipment investments, $127,187 for additions to our breeder stock, and $50,238 to upgrade our feed facility.

Net cash used in investing activities for the year ended December 31, 2012 totaled $7,331,303. This included additions to construction in progress of $6,977,751 for establishing hog rearing facilities for smaller farmers participating in our black hog program, $1,760,034 for additions to our breeder stock and $213,872 for purchases of new equipment. During the year 2012, we also collected $1,110,512 from An Puluo and proceeds of $509,842 from the disposal of construction in progress.

Cash Provided by Financing Activities

We finance our working capital requirements with short term bank loans. As a result, our cash from financing activities typically reflects these borrowings and repayments. For the year ended December 31, 2013, net cash provided by financing activities was $3,048,139. The activity was comprised of repayments of short-term loans of $7,228,818, proceeds from short-term loans of $6,299,976, and proceeds of $3,201,600 from issuance of new shares, and proceeds from a decrease in restricted cash of $807,689.

For the year ended December 31, 2012, net cash provided by financing activities was $2,604,420. The activity was comprised of repayments of short-term loans of $4,759,336, proceeds from short-term loans of $7,099,343, and proceeds from XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, of $1,057,636 in exchange for a 40% interest of Tianzhili.

Commitments for Capital Expenditures

Our capital requirements for the next twelve months relate to purchasing breeder hogs as well as additional investment in our retail segment to expand our marketing and distribution channels. We also expect to incur modest expenses in maintaining our hog farms. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2013 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$6,383	$6,383	$-	$-	$-
Others	-	-	-	-	-
	$6,383	$6,383	$-	$-	$-

Bank loans consisted of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial statements and our management’s discussion and analysis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

By letter dated October 23, 2013, the Company dismissed RBSM LLP as independent registered public accounting firm for the Company. The dismissal of RBSM LLP was approved by the Audit Committee of the Board of Directors of the Company.

RBSM LLP issued an audit report on the consolidated financial statements of the Company as at and for the year ended December 31, 2012, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audit of the consolidated financial statements of the Company as at and for the year ended December 31, 2012 and through date of dismissal, (i) there were no disagreements between the Company and RBSM LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused RBSM LLP to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to filing a Form 8-K reporting such dismissal, the Company provided RBSM LLP with a copy of the disclosures in the Form 8-K and RBSM LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by RBSM LLP was filed as an exhibit to that Form 8-K.

On October 25, 2013, the Company signed a letter to engage HHC as its registered independent public accountants for the fiscal year ending December 31, 2013. The decision to engage HHC was approved by the Board of Directors of the Company.

During the Company's two most recent fiscal years ended December 31, 2013 and 2012 and through the date of engagement, the Company did not consult with HHC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and HHC did not provide either a written report or oral advice to the Company that HHC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Hanying Li, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, Hanying Li, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, concluded that as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the last quarter of the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Hanying Li (6)	63	Chair of the Board, Chief Executive Officer and Director	2005
Jun Wang	33	Chief Financial Officer and Director	2013
Peter E. Gadkowski (1)(3)(6)	64	Director	2010
Benyan Li(1)(2)(3)(4)	63	Director	2010
Wei Gong (4)	60	Director	2013
Zihui Mo (1)(2)(5)	54	Director	2012
Dr. Huanchun Chen (1)(2)(3)(6)	60	Director	2010
Jianguo Hu (5)	51	Director	2010

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Class I director whose term expires in 2014.
(5)	Class II director whose term expires in 2015.
(6)	Class III director whose term expires in 2016.

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

Mr. Jun Wang. Mr. Wang has been or Chief Financial Officer since July 10, 2013. Since April 2012, Mr. Wang has been manager of the Finance Department of Fengze Agricultural Science & Technology Co., Ltd., our variable interest entity.  From July 2008 to April 2012, Mr. Wang was employed by Hubei Huitong Industry & Trade Group Co., Ltd. as the Accounting Supervisor. From 2006 to June 2008, he was employed by Yiyang Zhongtian Petroleum Transport Co., Ltd as the manager of the Finance Department.  From 2005 to March 2006, he was employed by Medtec Group in the accounting unit. Mr. Wang graduated from Wuhan University of Technology with the specialty of Accounting in 2006. In 2005, he received the Accounting Qualification Certificate. In 2006, he received the Intermediate Accountant Certificate and the Bachelor’s Degree in Accounting.

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

Mr. Wei Gong. Mr. Gong has been a director of the Company since October 17, 2013. Since June 1987, Mr. Gong has been a director of the Wuhan East Lake Hi-tech Innovation Centre, a business incubator. From June 1985 to June 1987, Mr. Gong was part of the business management cadre of the Hanyang Iron and Steel Factory, a subsidiary of Wuhan Iron & Steel Group Corporation. From February 1982 to June 1985, Mr. Gong attended the China Central Radio & TV University to study Chinese Language and Literature. From November 1971 to February 1982, Mr. Gong has been employed by Hanyang Iron & Steel Company as Team leader and as Chairman of the Labor Union.  Mr. Gong graduated from Hubei University. He is a member of the 12th Municipal CPPCC (people's political consultative conference of Wuhan City). Mr. Gong was appointed to serve as a director for his business experience.

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

Board of Directors and Board Committees

Our board of directors currently consists of seven directors. There are no family relationships between any of our executive officers and directors. A director is not required to hold shares in our Company. There are currently no arrangements or understandings pursuant to which our directors are selected or nominated.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class II directors will face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2016 and every three years thereafter.

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2013.
DIRECTOR COMPENSATION
Name (a)	Annual Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Zihui Mo	12,923	-	-	-	-	-	12,923
Wei Gong(1)	-	-	-	-	-	-	-
Benyan Li	-	-	-	-	-	-	-
Peter E. Gadkowski	36,000	-	-	-	-	-	36,000
Dr. Huanchun Chen	-	-	-	-	-	-	-
Jianguo Hu	-	-	-	-	-	-	-
Yang Chen (2)	-	-	-	-	-	-	-
_____
(1)	Wei Gong was elected a director on October 17, 2013.
(2)	Yang Chen resigned as a director on November 6, 2013.

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2013 in accordance with the filing requirements of Section 16(a) of the Exchange Act, except that the Form 3 of Mr. Wei Gong was filed 19 days late.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, Hanying Li, our principal executive officer, during the years ended December 31, 2013 and 2012 for services provided in all capacities to us and our subsidiaries. No other executive officer (or former executive officer) received more than $100,000 in compensation for the fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Hanying Li	2013	$50,000	-	-	-	-	-	-	$50,000
CEO and Chairwoman	2012	$50,000	-	-	-	-	-	-	$50,000

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

Ms. Li has agreed during that the term of her employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose the our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Ms. Li has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Ms. Li may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2014, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table in Item 11, and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 10, 2014 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 10, 2014, we had outstanding 13,964,000 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Tianli Agritech, Inc., Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares
Hanying Li, Principal Executive Officer and Director	3,050,000 (1)	21.84%
Zihui Mo, Director	-	-
Wei Gong, Director	2,760,000	19.77%
Benyan Li, Director	-	-
Peter E. Gadkowski , Director	26,000 (2)	*
Dr. Huanchun Chen, Director	-	-
All Directors and Executive Officers as a Group (8 people)	5,836,000	41.79%
5% Shareholders Not Mentioned Above
Hua Zhang	3,050,000 (3)	21.84%

*	Less than 1%.
(1)	Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang.
(2)	Represents shares which Mr. Gadkowski may acquire upon exercise of options.
(3)	Includes 2,600,000 shares owned by Mr. Zhang’s spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Payables to Related Party

At December 31, 2013 and 2012, Fengze had aggregate payables to Ms. Li of approximately $139,430 and $125,842. Such amount was due to Ms. Li for advances to Fengze for its business expenses related to the operations of our hog farms. These amounts were due upon demand and without interest.

Bank Loan Collateral Provided by Related Party

Wuhan Eastlake Hi-Tech Innovation Center whose actual controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by HHC and RBSM LLP for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees	$100,000	$132,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$100,000	$132,000

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

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2013 fiscal year. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2013 fiscal year for filing with the SEC.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

3(i).1	Amended and Restated Articles of Association of the Registrant (1)
3(ii).1	Amended and Restated Memorandum of Association of the Registrant (1)
4.1	Specimen Share Certificate (2)
4.2	Form of Placement Agent Warrant (included in Exhibit. 10.1) (1)
10.1	Form of Placement Agent Warrant Agreement (1)
10.2	English Translation of Entrusted Management Agreement for Fengze (1)
10.3	English Translation of Shareholder Voting Proxy Agreement for Fengze (1)
10.4	English Translation of Pledge of Equity Interest Agreement for Fengze (1)
10.5	English Translation of Exclusive Option Agreement for Fengze (1)
10.6	Tianli Agritech, Inc. 2012 Share Incentive Plan (3)
10.7	English Translation of Employment Agreement between Registrant and Ms. Hanying Li, Chief Executive Officer of the Registrant (1)
10.8 10.9	Subscription Agreement with Wei Gong dated September 28, 2013 (9) English Translation of Employment Agreement between the Registrant and Mr. Jun Wang.
10.10	English Translation of Land Lease Contract – Zhulin (1)
10.11	English Translation of Land Lease Contract – Fengze (1)
10.12	English Translation of Land Lease Contract – Jinmu (1)
10.13	English Translation of Side Agreement Related to Land Lease Contract – Jinmu (1)
10.14	English English Translation of Land Lease Contract – Tianjian (1)
10.15	English Translation of Side Agreement Related to Land Lease Contract – Tianjin (1)
10.16	English Translation of Land Lease Contract – Nanyan (1)
10.17	English Translation of Side Agreement Related to Land Lease Contract – Nanyan (1)
10.18	English Translation of Land Lease Contract – Mingxiang (1)
10.19	English Translation of Side Agreement Related to Land Lease Contract – Mingxiang (1)
10.20	English Translation of Land Lease Contract – Huajian A & B (1)
10.21	English Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (1)
10.22	English Translation of Feed Sale Agreements (1)
10.23	English Translation of Land Use Rights Transfer Agreement – Qingsonggang (1)
10.24	Summary of Terms of Demand Note with Hanying Li (5)
10.25	English translation of Marketing Consulting Agreement for Enshi Black Hogs (North China Area) dated June 28, 2012 (7)
10.26	English translation of Agreement of Contract Termination dated June 15, 2012 (8)
10.27 14.1	Subscription Agreement with Wei Gong dated September 28, 2013 (9) Code of Business Conduct and Ethics (1)
16.1	Letter of RBSM LLP to the Commission (10)
21.1	Subsidiaries and Affiliate of the Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

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

(2)	Incorporated by reference to Amendment No. 4 to the Registration Statement filed on June 30, 2010.
(3)	Incorporated by reference to exhibit 10.26 to the Registration Statement on Form S-8 filed on June 4, 2012.
(4)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012.
(5)	Incorporated by reference to Amendment No. 2 to the Registration Statement filed on June 1, 2010.
(6)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012.
(7)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012.
(8)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2012.
(9)	Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 24, 2013.
(10)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIANLI AGRITECH, INC.

Dated: March 13, 2014	By:	/s/ Hanying Li
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jun Wang
Jun Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2014.

Signature	Title

/s/ Hanying Li	Chief Executive Officer (Principal Executive
Hanying Li	Officer) and Chair of the Board

/s/ Jun Wang	Chief Financial Officer (Principal Financial and Accounting
Jun Wang	Officer)

/s/ Zihui Mo	Director
Zihui Mo

/s/ Benyan Li	Director
Benyan Li

/s/ Wei Gong	Director
Wei Gong

/s/ Peter E. Gadkowski	Director
Peter E. Gadkowski

/s/ Dr. Huanchun Chen	Director
Dr. Huanchun Chen

/s/ Jianguo Hu	Director
Jianguo Hu

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Tianli Agritech Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Tianli Agritech Inc. and Subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC
Forest Hills, New York
March 13, 2014

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

/s/RBSM LLP

New York, New York
March 14, 2013

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,087,694	$7,477,205
Accounts receivable, net	256,607	158,047
Inventories	11,484,786	10,232,893
Advances to suppliers	1,612,492	189,094
Prepaid expenses	204,106	237,247
Restricted cash	-	793,512
Other receivables, net	1,181,078	208,325
Total Current Assets	24,826,763	19,296,323

Long-term prepaid expenses	1,606,188	1,681,488
Plant and equipment, net of accumulated depreciation of $6,960,163 and
$4,979,716 at December 31, 2013 and 2012, respectively	23,185,732	24,400,573
Construction in progress	50,897	1,655,901
Biological assets, net of accumulated amortization of $3,843,502 and
$2,422,048 at December 31, 2013 and 2012, respectively	3,276,840	4,357,846
Intangible assets, net	1,480,631	1,485,773

Total Assets	$54,427,051	$52,877,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$6,382,561	$7,101,935
Accounts payable and accrued payables	48,896	190,811
Other payables	3,309,246	2,893,332
Due to related party	139,430	125,842
Total Current Liabilities	9,880,133	10,311,920

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
13,964,000 and 11,194,000 shares issued and outstanding as of
December 31, 2013 and 2012, respectively)	13,964	11,194
Additional paid in capital	18,094,200	14,888,470
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	19,538,507	21,582,277
Accumulated other comprehensive income	4,046,055	2,609,374
Stockholders' Equity - Tianli Agritech Inc. and Subsidiaries	44,109,373	41,507,962
Noncontrolling interest	437,545	1,058,022
Total Stockholders' Equity	44,546,918	42,565,984
Total Liabilities and Stockholders' Equity	$54,427,051	$52,877,904

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012

Sales	$33,350,942	$26,529,423
Cost of goods sold	30,330,010	23,073,991
Gross profit	3,020,932	3,455,432

Operating expenses:
General and administrative expenses	3,236,401	2,239,737
Selling expenses	563,415	1,181,441
Total operating expenses	3,799,816	3,421,178

Income (loss) from operations	(778,884)	34,254

Other income (expense):
Interest expense	(338,688)	(461,299)
Subsidy income	107,584	218,605
Impairment loss from Farm 8 shutdown	(1,490,034)	-
Impairment loss from construction in progress	(38,769)	-
Other expense	(145,672)	(43,534)
Total other expenses	(1,905,579)	(286,228)

Loss before income taxes	(2,684,463)	(251,974)

Income taxes	-	-
Net loss from continuing operations	(2,684,463)	(251,974)

Discontinued operations:
Gain from operations of discontinued component, net of taxes	-	39,179

Net loss	(2,684,463)	(212,795)
Net loss attributable to noncontrolling interest	640,693	-
Net loss attributable to Tianli Agritech Inc. common stockholders	(2,043,770)	(212,795)

Other comprehensive income:
Unrealized foreign currency translation adjustment	1,436,681	313,452

Comprehensive income	$(1,247,782)	$100,657

Losses per share attributable to Tianli Argitech Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	11,657,750	10,605,625

Continuing operations - Basic & diluted	$(0.18)	$(0.02)
Discontinued operations -Basic & diluted	$-	$-

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,684,463)	$(251,974)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,630,414	2,969,098
Amortization of prepaid expenses	437,445	406,357
Bad debt expense	14,198	-
Stock-based compensation	6,900	1,188,373
Loss from inventory LCM	84,800	-
Impairment loss from Farm 8 shutdown	1,490,034	-
Impairment loss from construction in progress	38,769	-
Loss on disposal of construction in progress	-	49,338
Changes in operating assets and liabilities:
Accounts receivable	(102,462)	(30,095)
Inventories	(1,005,268)	(573,473)
Advances to suppliers	(1,399,156)	(189,025)
Prepaid expenses	(271,300)	(366,450)
Other receivables	(957,900)	(52,219)
Accounts payable and accrued payables	(145,910)	16,802
Other payables	750,889	2,287,254
Total adjustments	2,571,453	5,705,960
Net cash provided by (used in) operating activities from continuing operations	(113,010)	5,453,986
Net cash provided by operating activities from discontinued operations	-	154,135
Net cash provided by (used in) operating activities	(113,010)	5,608,121

CASH FLOWS FROM INVESTING ACTIVITIES
Cash collected from loan to An Puluo	-	1,110,512
Investment in construction in progress	(50,238)	(6,977,751)
Proceeds from disposal of construction in progress	-	509,842
Purchase of biological assets	(127,187)	(1,760,034)
Purchase of plant and equipment	(573,134)	(213,872)
Net cash used in investing activities	(750,559)	(7,331,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	807,689	(793,223)
Due to related party	(32,308)	-
Proceeds from the noncontrolling shareholder's capital investment	3,201,600	1,057,636
Repayment of short-term loans	(7,228,818)	(4,759,336)
Proceeds from short-term loans	6,299,976	7,099,343
Net cash provided by financing activities	3,048,139	2,604,420

EFFECT OF EXCHANGE RATE CHANGES ON CASH	425,919	88,225

NET INCREASE IN CASH	2,610,489	969,463

CASH, BEGINNING OF YEAR	7,477,205	6,507,742

CASH, END OF YEAR	$10,087,694	$7,477,205

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$385,883	$484,260
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other	Noncontrolling
	Shares	Amoount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Interest	Total
Balance, December 31, 2011	10,135,000	$10,135	$13,520,276	$2,416,647	$21,795,072	$2,295,922	$-	40,038,052

Stock-based compensation to consultants	960,000	960	1,083,840	-	-	-	-	1,084,800
Stock-based compensation to employees	40,000	40	45,160	-	-	-	-	45,200
2011 stock-based compensation to an investor relationship consulting firm	34,000	34	180,846	-	-	-	-	180,880
2012 stock-based compensation to an investor relationship consulting firm	25,000	25	36,975	-	-	-	-	37,000
Options granted to director	-	-	21,373	-	-	-	-	21,373
Capital investment from noncontrolling interest shareholders in one of Chinese subsidiaries	-	-	-	-	-	-	1,058,022	1,058,022
Comprehensive income:
Net loss	-	-	-	-	(212,795)	-	-	(212,795)
Unrealized foreign currency translation adjustment	-	-	-	-	-	313,452	-	313,452

Balance, December 31, 2012	11,194,000	11,194	14,888,470	2,416,647	21,582,277	2,609,374	1,058,022	42,565,984

Capital contribution from new share issuance	2,760,000	2,760	3,198,840	-	-	-	-	3,201,600
2013 stock-based compensation to an investor relationship consulting firm	10,000	10	6,890	-	-	-	-	6,900
Comprehensive income:
Net loss	-	-	-	-	(2,043,770)	-	(640,693)	(2,684,463)
Unrealized foreign currency translation adjustment	-	-	-	-	-	1,436,681	20,216	1,456,897

Balance, December 31, 2013	13,964,000	$13,964	$18,094,200	$2,416,647	$19,538,507	$4,046,055	$437,545	$44,546,918

See accompanying notes to consolidated financial statements

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Tianli Agritech, Inc. (referred to herein as “Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s variable interest entity, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze” or the “VIE”), where WFOE is deemed the primary beneficiary; and Fengze’s subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Tianli. HCS and WFOE are sometimes referred to as the “subsidiaries”. Tianli, its consolidated subsidiaries and Fengze and Tianzhili are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE where HCS would acquire a 100% equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by the Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

On June 22, 2011, Fengze established Hubei Tianzhili Breeder Hog Co., Ltd., a wholly owned subsidiary (“Tianzhili”), in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province as a limited liability company. Tianzhili engaged in the business of raising and selling black hogs through several major Chinese retail channels in cooperation with An Puluo. This collaborative agreement commenced in the third quarter of 2011 and was terminated as of June 15, 2012.

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

On January 22, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng will be engaged in managing black hog farming and operations in Hefeng county of Enshi Tujia and Miao Autonomous Prefecture.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant intercompany transactions and balances have been eliminated.

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

Based on the Exchange Agreements, the Company is able to exercise control over the VIE, and obtain the financial benefits of the VIE such as the periodic income of the VIE and to acquire the net assets of VIE through purchase of its equities. The Company therefore concluded that its interest in the VIE is not a non-controlling interest and therefore is not classified as such. Based on the Exclusive Agreements the amount of controlling interest of the Fengze shareholders, who are holding shares of the VIE for the Company, is zero. They exercise no control over the VIE and no financial interests of ownership are due to them either for periodic income or the net assets.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accrued allowance for doubtful accounts of $10,178 and $0 at December 31, 2013 and 2012.

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

Prepaid Expenses

Prepaid expenses at December 31, 2013 and 2012 totaled $204,106 and $237,247, respectively, and includes prepayments to suppliers for services that had not yet been provided to the Company. The Company recognizes prepayments as expense as suppliers provide services, in compliance with its accounting policy. For the years ended December 31, 2013 and 2012, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $352,513 and $294,065, respectively.

Advances to Suppliers

Advances to suppliers at December 31, 2013 and 2012 totaled $1,612,492 and $189,094, respectively, and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. The Company recognizes prepayments as inventory or expense as suppliers make delivery of goods in compliance with its accounting policy. Included in advances to suppliers as of December 31, 2013 and 2012, the Company had prepayments of $1,440,167 and $0, respectively, to its premix feed supplier.

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

Construction in Progress

Construction in progress consists of amounts expended for building new breeding and animal rearing facilities. Once the building construction is completed and the facilities are approved for breeding and animal rearing activity, the construction in progress assets are categorized as buildings and production equipment and are then accounted for in plant and equipment. Assets accounted for as plant and equipment are used in the Company’s production process, whereupon they are depreciated over their estimated useful lives.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these breeding hogs and the expenditures related to labor and materials to feed the breeding hogs until they become commercially productive and breedable are capitalized. When these breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are transferred into inventory as the vast majority of these breeding hogs will be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.

Land Use Rights

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their terms.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between an asset’s estimated fair value and its book value. For the year ended December 31, 2013, the Company had recorded impairment charges of $1,490,034 and $38,769 at its plant and equipment and construction in progress.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. From September 30, 2011 until June 15, 2012, the Company also generated revenue from selling processed pork products to retailers. In the second quarter of 2013, the Company resumed selling processed pork products to retailers.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In accordance with the Company’s collaborative agreement with An Puluo, the Company was able to establish retail operations within existing retail facilities with which An Puluo had ongoing business arrangements. In these retail facilities, the Company was permitted to retail pork products. The owners of these retail facilities were responsible for collection of all retail sales made by the Company. These retail facilities were responsible for remitting to the Company the sales revenue that they collected on behalf of the Company, less any fees for operating a retail operation in their facility. The receivable as of June 15, 2012, along with all assets and liabilities generated and incurred under the collaborative arrangement, has been assumed by An Puluo after the Company terminated the collaborative arrangement.  Net assets and liabilities that arose under this terminated collaborative arrangement have been resolved as of December 31, 2012 and are reflected as $0 in net assets and liabilities of discontinued operations.

According to the agreement, the Company and An Puluo shared the net income of the collaborative retail business on a ratio of 60% to the Company and 40% to An Puluo. Profit sharing to An Puluo during the year ended December 31, 2012 was $15,672. The profit sharing payable though June 15, 2012 has been resolved with An Puluo as part of the termination of the collaborative arrangement.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2013 and 2012.

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

In addition, the Company is not subject to the PRC’s 17% VAT tax for hog sales or the 5% business tax levied on incomes from services rendered. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s retail operations, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2013 and 2012.

Foreign Currency Translation

As of December 31, 2013 and 2012, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.11 per US dollar and RMB 6.30 per US dollar as of December 31, 2013 and 2012, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2013 and 2012, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.19 and RMB 6.30 per US dollar for the years ended December 31, 2013 and 2012, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013 and 2012, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date , clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact the consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity's fiscal year of adoption. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited consolidated financial statements.

NOTE 3—DISCONTINUED OPERATIONS

On June 15, 2012, the Company entered into a termination agreement with An Puluo to terminate its collaborative agreement retail business.

Pursuant to the termination agreement, the Company cancelled the collaborative agreement with An Puluo. After the termination, the Company no longer had any operations in a retail segment. As of June 15, 2012, the Company had realized accumulated retained earnings of $240,286 from its collaborative arrangement with An Puluo since the inception of the collaboration.

In accordance with Accounting Standard Codification (“ASC”) 360 (Formerly FAS 144) of Financial Accounting Standards Board (“FASB”), Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected the An Puluo collaboration agreement, formerly the Company’s retail segment, as discontinued operations with results of operations reflected in the consolidated statements of operations through the date of the termination as discontinued operations for all periods presented. The assets, liabilities and equity of the retail segment in the Company’s consolidated balance sheets as of December 31, 2012 have been reclassified as discontinued operations. The cash flows from discontinued operations have also been reclassified. The Company has recorded a gain from operations of the discontinued operation, net of income taxes, of $0 and $39,179, for the years ended December 31, 2013 and 2012, respectively.

The following table presents the revenues and net gain from discontinued operations for the periods presented:

	For the Year Ended December 31,
	2013	2012
Revenues	$-	$1,902,575
Net gain from discontinued operations	$-	$39,179

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 4—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2013	2012
Accounts receivable	$266,785	$158,047
Less: Allowance for doubtful accounts	(10,178)	-
	$256,607	$158,047

NOTE 5—INVENTORIES

Inventories consisted of the following:

	December 31,
	2013	2012
Raw materials	$1,750,125	$1,678,406
Work in process—biological assets	4,643,256	4,385,742
Infant hogs	4,968,112	4,168,745
Finished goods—processed pork products	209,205	-
Less: inventory reserve	(85,912)	-
	$11,484,786	$10,232,893

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2013 and 2012, the Company determined that there were write downs of $85,912 and $0, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 6—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of December 31, 2013 and 2012, advances to suppliers amounted to $1,612,492 and $189,094, respectively.

Included in advances to suppliers as of December 31, 2013, we had prepaid $1,440,167 to the Company’s premix feed supplier. The balance as of December 31, 2012 included deposits of $177,191 for the purchase of breeding hogs.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 7—OTHER RECEIVABLES

At December 31, 2013 and 2012, the Company reported other receivables of $1,181,078 and $208,325, respectively, including an allowance for doubtful receivables of $61,485 and $55,547.

The balances as of December 31, 2013 and 2012 included a deposit of $163,655 and $158,702 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

In August 2013, the Company entered into a promotional agreement with a marketing company to prepare a series of nationwide promotional activities to promote “Tianli-Xiduhei” black hogs for the 2014 Chinese New Year holiday. According to the agreement, the Company provided a security deposit of $981,932 to the marketing company as of December 31, 2013. The deposit had been returned at March 7, 2014 after the end of the promotional activities.

NOTE 8—RESTRICTED CASH

At December 31, 2013 and 2012, the Company reported restricted cash of $0 and $793,512, respectively. The restricted cash as of December 31, 2012 was a deposit as part of collateral for the short-term loan from Shanghai Pudong Development Bank.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2013	2012
Buildings	$26,254,084	$25,219,192
Vehicles	738,438	693,742
Office equipment	535,206	535,870
Production equipment	2,618,167	2,931,485
	30,145,895	29,380,289
Less: Accumulated depreciation	(6,960,163)	(4,979,716)
	$23,185,732	$24,400,573

(i)
Depreciation expense was $2,251,119 and $1,597,411 for the years ended December 31, 2013 and 2012, respectively. $1,172,158 and $1,173,343 of depreciation expense was capitalized into inventories during the years ended December 31, 2013 and 2012.

(ii)	Impairment charge

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. The Company is advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District was ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition.

During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $1,490,034 and $0 for the years ended December 31, 2013 and 2012, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2013 and 2012, the construction in progress was $50,897 and $1,655,901, respectively. Included in this amount were:

-	$50,897 and $38,089 as of December 31, 2013 and 2012 for upgrading the feed processing facility and improvements of several of the Company’s hog farms; and

-
$0 and $1,617,812 as of December 31, 2013 and 2012, respectively, funding to local independent farmers to construct small-scale hog farms. Since 2011, the Company had signed 8 joint development agreements, for periods of approximately 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. Under these agreements, the Company provides funds to local independent farmers to construct small-scale hog rearing facilities, within the cooperatives, which are sufficient for the Company’s requirements to grow black hogs for sale to the Company. Pursuant to these joint development agreements, title to the physical plant and equipment included in these small-scale hog rearing facilities belongs to the Company while the local cooperatives (and the individual farmers) have the right to use them. As of December 31, 2013 and 2012, the Company has expended a total of $11.32 million and $10.54 million to build these hog rearing facilities. With respect to three of the cooperatives located in Xianfeng County, Enshi Autonomous Prefecture, the Company has purchased $1.32 million of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment as of December 31, 2013. With regard to four of the cooperatives located in Laifeng County, Enshi Autonomous Prefecture, the Company has purchased $10 million of hog rearing facilities and equipment that has been completed and recorded as part of plant and equipment as of December 31, 2013.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2013 and 2012, deposits from farmers were $3,255,504 and $2,893,014, respectively, and were included in other payables.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31,
	2013	2012
Breeding hogs	$7,120,342	$6,779,893
Less: Accumulated amortization	(3,843,502)	(2,422,047)
	$3,276,840	$4,357,846

As of December 31, 2013 and 2012, $1,141,878 and $552,548 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2013 and 2012 was $1,328,450 and $1,321,865, respectively. $1,328,450 and $1,321,865 of amortization of the biological assets was capitalized into inventories during the years ended December 31, 2013 and 2012.

NOTE 12—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Long-term prepaid rental expenses	$1,835,644	$1,780,089
Office decoration expenses	-	85,700
	1,835,644	1,865,789
Less: Accumulated amortization	(229,456)	(184,301)
	$1,606,188	$1,681,488

Amortization expense for the years ended December 31, 2013 and 2012 was $84,932 and $112,292, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $84,932 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 13—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Land use rights at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Land use rights	$1,735,042	$1,682,532
Less: Accumulated amortization	(254,411)	(196,759)
	$1,480,631	$1,485,773

Amortization expense for the years ended December 31, 2013 and 2012 was $50,845 and $49,822, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $50,845 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 14—SHORT-TERM LOANS

As of December 31, 2013 and 2012, the short-term loans are as follows:

	December 31,
	2013	2012
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 9.184%, due by May 23, 2013, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$-	$761,772
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.100%, due by July 22, 2013, guaranteed by Xin Zhang	-	825,253
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by July 9, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $793,512 restricted cash	-	1,587,025
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6%, due by August 12, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd., Xin Zhang, and Hangyin Li with collateral of $793,512 restricted cash	-	2,340,861
Loan payable to Communication Bank of China, annual interest rate of 7.8%, due by November 22, 2013, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	-	1,587,024
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by June 19, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	785,546	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.2%, due by December 4, 2014, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili,, secured by certain assets of the Company.	1,636,554	-
Loan payable to Communication Bank of China, annual interest rate of 7.28%, due by December 16, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	1,636,554	-
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by November 6, 2014 with collateral provided by Mr. Xin Zhang.	851,008	-
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 7.8%, due by December 3, 2014, with collateral provided by Wuhan East Lake Hi-Tech Innovation Center	1,472,899	-
	$6,382,561	$7,101,935

In 2013, the Company paid $40,914 and $49,097 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. In 2012, the Company paid $161,357 and $31,729 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 15—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2013 and 2012, accounts payable and accrued liabilities are as follows:

	December 31,
	2013	2012
Accounts payable	$157	$146,568
Other taxes payable	542	571
Others	48,197	43,672
	$48,896	$190,811

NOTE 16—OTHER PAYABLES

Other payables at December 31, 2013 and 2012 were $3,309,246 and $2,893,332, respectively. Included in other payables as of December 31, 2013 and 2012 were mainly deposit payables of $3,255,504 and $2,893,014.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2013 and 2012, deposits from farmers were $3,255,504 and $2,893,014, respectively.

The amortization of deposit payables for the years ended December 31, 2013 and 2012 was $429,488 and $73,541. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2014	$358,991
2015	$358,991
2016	$358,991
2017	$358,991
2018	$358,991
Thereafter	$1,460,549

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $139,430 and $125,842 as of December 31, 2013 and 2012, respectively. The amount represented the advances from the Company’s shareholder and chief executive officer, Hanying Li, for operating purpose. Such advances are non-interest bearing and due upon demand.

Wuhan East Lake Hi-Tech Innovation Center whose actual controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTE 18—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of December 31, 2013 and 2012, it had 13,964,000 shares and 11,194,000 shares issued and outstanding, respectively.

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

On December 6, 2010 the Company granted 26,000 options with an exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period and for the year ended December 31, 2013 and 2012, the amortization of these options amounted to $21,373 and $21,374, respectively, based on a Black Scholes valuation of the options as of the date of the grant.

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

On August 15, 2013, the Company issued 10,000 shares of the Company’s common stock to the investor relationship consulting firm for its 2013 consulting services. The shares were valued at $6,900 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On October 28, 2013, the Company sold and issued 2,760,000 shares of the Company’s common stock to Mr. Wei Gong at $1.16 per share. The shares were valued at $3,201,600.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 19—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of December 31, 2013 and 2012 and the activity during the year ended December 31, 2013.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	26,000	$6.00	210,000	$7.21
Exercisable at December 31, 2013	26,000	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 3 years and 1.5 years, respectively. The market value of the Company’s common stock was $2.18 and $0.85 as of December 31, 2013 and 2012, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2013 and 2012 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of December 31, 2013 and 2012.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 21—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2013 and 2012, 100% and 97% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the year ended December 31, 2013, there was no customer that accounted for more than 10% of the Company’s revenue. For the year ended December 31, 2012, there were two customers that accounted for more than 10% of the Company’s revenue, Wuhan Mingxiang Meat Factory Co. Ltd. and Wuhan Huangpi Hengdian Zhongxin slaughter house.

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

NOTE 22—GOVERNMENT SUBSIDIES

The Company received subsidies of $107,584 and $218,605 in the years ended December 31, 2013 and 2012, respectively for recurring breeder hog subsidies. All such subsidies are recorded as “subsidy income” in the financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 23—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2013 and 2012.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2013 and 2012 was $84,535 and $84,516, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2013 under all non-cancelable leases for years ending December 31:

Operating Leases
2014	$85,107
2015	$85,107
2016	$85,107
2017	$84,905
2018	$84,299
Thereafter	$1,540,053

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 24—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of December 31, 2013 and 2012, the Company provided funds totaling $11.32 million and $10.54 million to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. Upon satisfactory completion of these farms, these farms would become fixed assets of the Company. The Company expects that further funding for this program will be required later this year, and management believes that such funds will be available out of the cash flow generated by operations.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
NOTE 25—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. As of December 31, 2013, we decided that we have two operating segments, “Hog Farming” and “Retail.” The hog farming segment consists of sales of our raised regular and black breeder hogs, raised regular and black market hogs, and black hogs we bought from individual hog farmers for resale that were sold to meat processors. Our retail segment consists of the selling of processed black hog meat products to the public through refrigerators we established in the supermarkets. Additionally, we also include the selling of processed black hog meat products to restaurants, hotels and other retailers and through the internet in our retail segment.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the years ended December 31, 2013 and 2012 is as follows:

Year Ended December 31, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$32,807,299	$543,643	$33,350,942
Inter-segment revenues	-	-	-
Revenues from external customers	$32,807,299	$543,643	$33,350,942
Segment income (loss)	$(2,310,532)	$3,526	$(2,307,006)
Unallocated corporate loss			(377,457)
Income before income taxes			(2,684,463)
Income taxes			-
Net income			$(2,684,463)
Other segment information:
Depreciation and amortization	$3,625,972	$4,442	$3,630,414

TIANLI AGRITECH, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 25—SEGMENT INFORMATION (CONTINUED)

Year Ended December 31, 2012	Hog Farming	Retail	Consolidated
Segment revenues	$26,529,423	$-	$26,529,423
Inter-segment revenues	-	-	-
Revenues from external customers	$26,529,423	$-	$26,529,423
Segment loss	$252,859	$-	$252,859
Unallocated corporate loss			(465,654)
Loss before income taxes			(212,795)
Income taxes
Net loss			$(212,795)
Other segment information:
Depreciation and amortization	$2,969,098	$-	$2,969,098

As of December 31, 2013	Hog Farming	Retail	Consolidated
Total segment assets	$11,986,125	$414,636	$12,400,203
Other unallocated corporate assets			457,179
			$12,857,382
Other segment information:
Expenditures for segment assets	$701,923	$48,636	$750,559

As of December 31, 2012
Total segment assets	$52,877,904	$-	$52,877,904
Other unallocated corporate assets			-
			$52,877,904
Other segment information:
Expenditures for segment assets	$8,951,657	$-	$8,951,657

NOTE 26—SUBSEQUENT EVENT

On January 22 and February 7, 2014, the Company renewed its loans with Shanghai Pudong Development Bank in the amount of $1,636,554. The loans are due January 21 and February 6, 2015 with interest at the annual rate of 8.4% and guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.