Form 10-Q
period 2014-03-31
Tianli Agritech, Inc.
filed 2014-05-12
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

SuiteK, 12th Floor, Building A, Jiangjing Mansion
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2014, the Registrant had outstanding 19,564,000 shares of common stock, par value $0.001 per share.

TIANLI AGRITECH, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2013 filed on March 13, 2014.

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

NASDAQ CORPORATE GOVERNANCE

We are a foreign private issuer, having been organized under the laws of the British Virgin Islands (“BVI”). Nasdaq Marketplace Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of most of the requirements of the 5600 Series of the NASDAQ Marketplace Rules. In order to claim such an exemption, we must disclose the significant differences between our corporate governance practices and those required to be followed by U.S. domestic issuers under NASDAQ’s corporate governance requirements.

Shareholder Approval Requirements

NASDAQ Marketplace Rule 5635 requires each issuer to obtain shareholder approval prior to certain dilutive events, including a transaction other than a public offering involving the sale of 20% or more of the issuer’s common shares outstanding prior to the transaction for less than the greater of book or market value of the stock and a transaction that would result in a change in control of the issuer. There are no comparable provisions under the laws of the BVI and we have determined to not follow these NASDAQ Marketplace Rules.

From time to time we may consider whether it is appropriate to follow other requirements of the 5600 Series of the NASDAQ Marketplace Rules.  Should we determine not to follow one or more of such Rules in favor of the laws of the BVI, we will advise our shareholders before doing so.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.
TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,531,022	$10,087,694
Accounts receivable	181,849	256,607
Inventories	9,985,633	11,484,786
Advances to suppliers	2,129,898	1,612,492
Prepaid expenses	153,436	204,106
Other receivables	281,889	1,181,078
Total Current Assets	32,263,727	24,826,763

Long-term prepaid expenses	1,571,432	1,606,188
Plant and equipment, net	22,434,283	23,185,732
Construction in progress	50,471	50,897
Biological assets, net	2,851,542	3,276,840
Intangible assets, net	1,455,399	1,480,631
Total Assets	$60,626,854	$54,427,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$7,952,093	$6,382,561
Accounts payable and accrued liabilities	7,497	48,896
Other payables	3,146,825	3,309,246
Due to related party	127,978	139,430
Total Liabilities	11,234,393	9,880,133

Stockholders’ Equity:
Common stock ($0.001 par value, 50,000,000 shares
authorized, 16,964,000 shares and 13,964,000 shares issued and outstanding on March 31, 2014 and December 31, 2013)	16,964	13,964
Additional paid in capital	23,291,398	18,094,200
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	19,966,549	19,538,507
Accumulated other comprehensive income	3,700,903	4,046,055
Stockholders’ Equity – Tianli Agritech Inc., and Subsidiaries	49,392,461	44,109,373
Noncontrolling interest	-	437,545
Total Stockholders’ Equity	49,392,461	44,546,918
Total Liabilities and Stockholders’ Equity	$60,626,854	$54,427,051

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$9,716,629	$7,386,534
Cost of goods sold	8,254,511	6,581,233
Gross profit	1,462,118	805,301

General and administrative expenses	773,411	902,498
Selling expenses	282,767	36,042
Operating expenses	1,056,178	938,540

Income (loss) from operations	405,940	(133,239)

Other income (expense):
Interest expenses and bank charges	(89,676)	(166,817)
Subsidy income	-	95,589
Other income (expense)	(15,239)	25,904
Total other income (expense)	(104,915)	(45,324)

Income (loss) before income taxes	301,025	(178,563)
Income taxes	-	-
Net income (loss)	301,025	(178,563)

Add:
Net loss attributable to the noncontrolling interest	(127,017)	(68,495)
Net income (loss) attributable to Tianli Agritech Inc. and Subsidiaries	$428,042	$(110,068)

Earnings (loss) per share attributable to the stockholders of Tianli Agritech Inc. and Subsidiaries – Basic and Diluted	$0.03	$(0.02)
Weighted average shares outstanding – Basic and Diluted	13,964,000	11,194,000

Comprehensive income:
Net income (loss) attributable to Tianli Agritech Inc. and Subsidiaries	$428,042	$(110,068)
Unrealized foreign currency translation adjustment	(365,368)	252,565
Comprehensive income	$62,674	$142,497

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$301,025	$(178,563)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	884,027	800,471
Amortization of prepaid rental expenses and long-term prepaid expenses	110,316	100,446
Provision for doubtful accounts	8,486	-
Loss from inventory LCM	86,917	-
Changes in operating assets and liabilities:
Accounts receivable	64,678	(28,681)
Inventories	1,326,872	(317,839)
Advances to suppliers	(534,902)	79
Prepaid expenses	(39,488)	-
Other receivables	896,107	7,003
Accounts payable and accrued liabilities	(41,301)	(4,196)
Other payables	(40,578)	546,572
Net cash provided by operating activities	3,022,159	925,292

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	(1,090,114)	-
Purchase of biological assets	-	(58,570)
Purchase of plant and equipment	(3,467)	(432,941)
Net cash used in investing activities	(1,093,581)	(491,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	(10,990)	-
Proceeds from capital contribution	6,000,000	-
Proceeds from short-term loans	1,635,163	-
Net cash provided by financing activities	7,624,173	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(109,423)	65,687
NET INCREASE IN CASH	9,443,328	499,468
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,087,694	7,477,205
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,531,022	$7,976,673

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$146,661	$173,021
Income tax paid	$-	$-

See notes to financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Tianzhili. Until such investment, Tianzhili was a wholly-owned subsidiary of Fengze. Tianzhili conducts our black hog breeding operations. In consideration for its commitment to make the investment and an interest free loan, XMRJ received a 40% equity interest in Tianzhili. As of December 31, 2012, Tianzhili received $1,057,636 or RMB 6,666,670 from XMRJ. On March 22nd, 2014, Fengze entered into an equity purchase agreement with XMRJ to purchase the 40% minority equity interest in Tianzhili for RMB 6,666,700 or $1,090,114. As a result of this purchase, Tianzhili became the wholly owned subsidiary of the Company.

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng will be engaged in managing black hog farming and operations in Hefeng county of Enshi Tujia and Miao Autonomous Prefecture.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

The Company accrued allowance for doubtful accounts of $18,514 and $10,178 at March 31, 2014 and December 31, 2013.

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

Advances to Suppliers

Advances to suppliers at March 31, 2014 and December 31, 2013 totaled $2,129,898 and $1,612,492, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. Included in advances to suppliers as of March 31, 2014 and December 31, 2013, the Company had prepayments of $1,992,258 and $1,440,167, respectively, to its premix feed supplier.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Intangible Assets

Included in the intangible assets are land use rights. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over their lease terms.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2014 and 2013, the Company had recorded no impairment charges at its long-lived assets.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

Revenue Recognition

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. From September 30, 2011 until June 15, 2012, the Company also generated revenue from selling specialty pork products to retailers. In the second quarter of 2013, the Company resumed selling specialty pork products to retailers.

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time the hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

Starting from the second quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that the Company is operating in two segments, hog farming and retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2014 and December 31, 2013.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three month periods ended March 31, 2014 and 2013.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of March 31, 2014 and December 31, 2013, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.16 per US dollar and RMB 6.11 per US dollar as of March 31, 2014 and December 31, 2013, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2014 and 2013, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.12 and RMB 6.28 per US dollar for the three months ended March 31, 2014 and 2013, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
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

As of March 31, 2014 and December 31, 2013, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard that raises the threshold for disposals to qualify as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard revised the definition of a discontinued operation to cover only asset disposals that are considered to be a strategic shift with a major impact on an entity's operations and finances, such as the disposal of a major geographic area or a significant line of business. Application of the standard, which is to be applied prospectively, is required for fiscal years beginning on or after December 15, 2014, and for interim periods within that year. The Company currently plans to adopt the standard in January 2015.

Based on the Company’s initial assessment of the standard, the Company expects that any potential future disposals of its hog farms will not be reported as discontinued operations and that the results of operations of any such disposed hog farms, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within the Consolidated Statements of Operations and Comprehensive Income for all periods presented through the date of disposition.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Accounts receivable	$200,363	$266,785
Less: Allowance for doubtful accounts	(18,514)	(10,178)
	$181,849	$256,607

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $8,336 and $10,178 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$1,295,898	$1,750,125
Work in process—biological assets	3,928,751	4,643,256
Infant hogs	4,738,544	4,968,112
Finished goods—specialty pork products	193,898	209,205
Less: inventory reserve	(171,458)	(85,912)
	$9,985,633	$11.484,786

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2014 and December 31, 2013, the Company determined that there were write downs of $171,458 and $85,912, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of March 31, 2014 and December 31, 2013, advances to suppliers amounted to $2,129,898 and $1,612,492, respectively.

Included in advances to suppliers as of March 31, 2014 and December 31, 2013, the Company had prepaid $1,992,258 and $1,440,167 to the Company’s premix feed supplier.

NOTE 6—OTHER RECEIVABLES

At March 31, 2014 and December 31, 2013, the Company reported other receivables of $281,889 and $1,181,078, respectively, including an allowance for doubtful receivables of $60,971 and $61,485.

The balances as of March 31, 2014 and December 31, 2013 included a deposit of $240,186 and $163,655 to a professional loan guarantee service company for short-term loans from Shanghai Pudong Development Bank.

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

NOTE 7—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2014	2013
Buildings	$26,083,314	$26,254,084
Vehicles	732,266	738,438
Office equipment	486,912	535,206
Production equipment	2,596,286	2,618,167
	29,898,778	30,145,895
Less: Accumulated depreciation	(7,464,495)	(6,960,163)
	$22,434,283	$23,185,732

Depreciation expense was $565,355 and $449,022 for the three months ended March 31, 2014 and 2013, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 8—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2014 and December 31, 2013, the construction in progress was $50,471 and $50,897, respectively, for upgrading the feed processing facility and improvements of several of the Company’s hog farms.

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2014	2013
Breeding hogs	$7,042,711	$7,120,342
Less: Accumulated amortization	(4,191,169)	(3,843,502)
	$2,851,542	$3,276,840

Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2014 and 2013 was $400,923 and $350,405, respectively.

NOTE 10—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s eleventh farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Long-term prepaid rental expenses	$1,820,302	$1,835,644
Less: Accumulated amortization	(248,870)	(229,456)
	$1,571,432	$1,606,188

Amortization expense for the three months ended March 31, 2014 and 2013 was $21,493 and $28,110, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $85,972 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 11—INTANGIBLE ASSETS

According to the laws of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease terms.

Land use rights at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Land use rights	$1,720,541	$1,735,042
Less: Accumulated amortization	(265,142)	(254,411)
	$1,455,399	$1,480,631

Amortization expense for the three month periods ended March 31, 2014 and 2013 was $12,954 and $12,508, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $51,816 per annum.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 12—SHORT-TERM LOANS

As of March 31, 2014 and December 31, 2013, the short-term loans are as follows:

	March 31, 2014	December 31, 2013
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by June 19, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$778,981	$785,546
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.2%, due by December 4, 2014, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili,, secured by certain assets of the Company.	1,622,876	1,636,554
Loan payable to Communication Bank of China, annual interest rate of 7.28%, due by December 16, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	1,622,876	1,636,554
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by November 6, 2014 with collateral provided by Mr. Xin Zhang.	843,896	851,008
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 7.8%, due by December 3, 2014, with collateral provided by Wuhan East Lake Hi-Tech Innovation Center	1,460,588	1,472,899
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	1,136,013	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	486,863	-

	$7,952,093	$6,382,561

In the first quarter of 2014, the Company paid $40,572 to a guarantee service provider for providing the guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the three months ended March 31, 2013. Amount of $146,661 and $173,021 was recorded as interest expense for the three months ended March 31, 2014 and 2013, respectively.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 13—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2014 and December 31, 2013, accounts payable and accrued liabilities are as follows:

	March 31,	December 31,
	2014	2013
Accounts payable	$7,078	$157
Other taxes payable	419	542
Others	-	48,197
	$7,497	$48,896

NOTE 14—OTHER PAYABLES

Other payables at March 31, 2014 and December 31, 2013 were $3,146,825 and $3,309,246, respectively. Included in other payables as of March 31, 2014 and December 31, 2013 were mainly deposit payables of $3,133,807 and $3,255,504.

Since the year ended December 31, 2011, the Company signed 8 joint development agreements with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2014 and December 31, 2013, deposits from farmers were $3,133,807 and $3,255,504, respectively.

The amortization of deposit payables for the three months ended March 31, 2014 and 2013 was $95,205 and $39,573, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2014	$380,820
2015	$380,820
2016	$380,820
2017	$380,820
2018	$380,820
Thereafter	$1,229,707

NOTE 15—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $127,978 and $139,430 as of March 31, 2014 and December 31, 2013, respectively. The amount represented the advances from the Company’s shareholder and former chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 16—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of March 31, 2014 and December 31, 2013, it had 16,964,000 shares and 13,964,000 shares issued and outstanding, respectively.

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

On December 6, 2010 the Company granted 26,000 options with exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant.

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

On March 24, 2014, the Company sold and issued 3,000,000 shares of the Company’s common stock to Mr. Ping Wang, who had been appointed as Chairman of the board of directors and Chief Executive Officer of the Company on March 28, 2014, at $2 per share. The shares were valued at $6,000,000.

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

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent \Warrants
Estimated Fair Value Per Option or Warrant	$2.47	$0.56
Stock Price at Date of Grant	$5.66	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	50.8%	31.3%
Risk-Free Interest Rate	1.60%	1.40%

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 16—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of March 31, 2014 and December 31, 2013 and the activity during the three months ended March 31, 2014.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2014	26,000	$6.00	210,000	$7.21
Exercisable at March 31, 2014	26,000	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 2.75 years and 1.25 years, respectively. The market value of the Company’s common stock was $1.86 and $2.18 as of March 31, 2014 and December 31, 2013, respectively. The intrinsic value of the outstanding options and the warrants as of March 31, 2014 and December 31, 2013 was $0.

NOTE 17—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of March 31, 2014 and December 31, 2013.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 18—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2014 and December 31, 2013, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the three months ended March 31, 2014 and 2013, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 19—GOVERNMENT SUBSIDIES

The Company received subsidies of $0 and $95,589 in the three months ended March 31, 2014 and 2013, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 20—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2014 and December 31, 2013.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2014 and 2013 was $21,537 and $20,785, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2014 under all non-cancelable leases for years ending December 31:

Operating Leases
2014 (full year)	$86,149
2015	$86,149
2016	$86,149
2017	$85,945
2018	$85,332
Thereafter	$1,642,284

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 20—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of March 31, 2014, the Company had provided funds totaling RMB 69,194,000 or $11.23 million. to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. All construction had been completed in 2013 and became fixed assets of the Company. No additional investment was made after December 31, 2013.

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

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE 21—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. As of March 31, 2014 and December 31, 2013, the Company has two operating segments identified by products, “Hog Farming” and “Retail”. The hog farming segment consists of sales of breeder hogs and  market hogs raised by the Company and participants in the black hog program that were sold to meat processors. The Company’s retail segment consists of the selling of specialty pork products through supermarkets, restaurants, and hotels.

The Company primarily evaluates performance based on income before income taxes and excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended March 31, 2014 and 2013 is as follows:

Three Months Ended March 31, 2014	Hog Farming	Retail	Consolidated
Segment revenues	$9,238,940	$477,689	$9,716,629
Inter-segment revenues	-	-	-
Revenues from external customers	$9,238,940	$477,689	$9,716,629
Segment income	$202,508	$188,193	$390,701
Unallocated corporate loss			(89,676)
Income before income taxes			301,025
Income taxes			-
Net income			$301,025
Other segment information:
Depreciation and amortization	$879,498	$4,529	$884,027

TIANLI AGRITECH, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 21—SEGMENT INFORMATION (CONTINUED)

Three Months Ended March 31, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$7,386,534	$-	$7,386,534
Inter-segment revenues	-	-	-
Revenues from external customers	$7,386,534	$-	$7,386,534
Segment loss	$(133,239)	$-	$(133,239)
Unallocated corporate loss			-
Loss before income taxes			(133,239)
Income taxes			(45,324)
Net loss			$(178,563)
Other segment information:
Depreciation and amortization	$800,471	$-	$800,471

As of March 31, 2014	Hog Farming	Retail	Consolidated
Total segment assets	$60,305,516	$202,334	$60,507,850
Other unallocated corporate assets			119,004
			$60,626,854
Other segment information:
Expenditures for segment assets	$3,467	$-	$3,467

As of December 31, 2013
Total segment assets	$53,991,058	$414,078	$54,405,136
Other unallocated corporate assets			21,915
			$54,427,051
Other segment information:
Expenditures for segment assets	$701,923	$48,636	$750,559

NOTE 22—SUBSEQUENT EVENT

On April 10, 2014, the Company entered into a subscription agreement with Mr. Ping Wang, the Chairman and CEO, for the issuance and sale of 2,600,000 of the common shares (the “Shares”), representing approximately 15.33% of the Company’s outstanding 16,964,000 common shares, for a total purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang will own 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has recently begun to distribute specialty processed black hog products through supermarkets and to restaurants, hotels and other retailers. More recently we initiated sales of specialty processed black hog meat through the internet. On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District. We were advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We finished our evacuation of this farm during the first quarter of 2014. However, the amount of our evacuation cost and loss from the farm shutdown that we will be reimbursed by Caidian District were still undetermined. We still maintain minimum personnel in the Caidian Farm or Farm #8 before the reimbursements of our evacuation cost and loss have been determined.

We control Fengze, pursuant to a series of control agreements between Fengze and our wholly owned subsidiary, WFOE. Fengze mainly produces and sells hogs for breeding stock and slaughter.  During the first quarter of 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 24, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,090,114. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs to supermarkets, restaurants, hotels and other retailers in greater Wuhan City, including Zhongbai, Xinyijia and Wushang Mart.

Our business has grown rapidly as a result of the expansion of our annual capacity levels and China’s strengthening economy, and the resulting strong demand for our hogs, particularly for our breeder hogs.

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

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers. Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations.

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

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2013 filed on March 13, 2014.

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

Revenues resulting from the sale of breeder hogs. A significant amount of our revenues and operating margin result from the sale of young breeder hogs for use by other hog farmers. Because these breeder hogs command a price significantly higher than market hogs, and are sold at a younger age, thus incurring less feed and related finishing expenses, the profitability of the sale of a breeder hog is higher than that for the sale of a market hog. A significant reduction in the proportion of our sales that are breeder hogs would very likely significantly reduce our overall profit margin.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to continue to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary component of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover higher costs by higher prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 8 joint development agreements, generally for periods of 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of March 31, 2014, we have purchased $11.23 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations.

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2014	2013	Net Change	Change
Sales	$9,716,629	$7,386,534	$2,330,095	32%
Cost of goods sold	8,254,511	6,581,233	1,673,278	25%
Gross profit	1,462,118	805,301	656,817	82%
Selling, general and administrative expenses	1,056,178	938,540	117,638	13%
Income (loss) from operations	405,940	(133,239)	539,179	(405%)
Interest expense, net	(89,676)	(166,817)	77,141	(46%)
Subsidy income	-	95,589	(95,589)	(100%)
Other income	(15,239)	25,904	(41,143)	(159%)
Net other income (expense)	(104,915)	(45,324)	(59,591)	131%
Income (loss) before income taxes	301,025	(178,563)	479,588	(269%)
Income taxes	-	-	-	-
Net income (loss)	$301,025	$(178,563)	$479,588	(269%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2014 and 2013 (dollars in thousands).

	Hog Farming	Retail	Total
	Three Months Ended March 31, 2014
Revenues	$9,239	$478	$9,717
Cost of goods sold	$8,008	$246	$8,255
Gross profit	$1,231	$231	$1,462
Gross margin %	13%	48%	15%

	Hog Farming	Retail	Total
	Three Months Ended March 31, 2013
Revenues	$7,387	$-	$7,387
Cost of goods sold	$6,581	$-	$6,581
Gross profit	$805	$-	$805
Gross margin %	11%	-	11%

Revenues. For the three months ended March 31, 2014, we had revenues of $9,716,629, as compared to revenues of $7,386,534 for the same period of 2013. Our revenues increased by $2,330,095 or approximately 32%. This growth in revenues was primarily attributable to sales of market hogs raised by us, black hogs raised by farmers participating in our black hog program, and the initiation of our retail sales of specialty black hog products.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended March 31, 2014 and 2013.

Sales by Products
	Three Months Ended March 31,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	7,069	$281	$1,989,004	7,690	$277	$2,129,411
Market Hogs – regular hogs	22,583	$203	4,580,243	21,722	$209	4,547,105
Market Hogs – black hogs	11,700	$228	2,669,693	3,101	$229	710,018

Total	41,352	$223	$9,238,940	32,513	$227	$7,386,534

	Three Months Ended March 31,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	89,483	$5	$477,689	-	$-	-
Total	89,483	$5	$477,689	-	$-	$-

We sold approximately 8% less breeder hogs and 4% more market hogs in the first quarter of 2014 than in 2013. The selling prices for breeder hogs and regular market hogs in the first quarter of 2014 were essentially flat.  The price per market hog decreased 3% and the price per breeder hog increased 1%. As a result, sales revenue attributable to breeder hogs decreased by 7% and sales attributable to market hogs increased by 1%. The decreases in the selling price per hog of regular market hogs were primarily attributable to: (1) an apparent decline in China pork market demand impacted by H7N9 avian flu; (2) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (3) the central government’s new policies to promote frugality and thrift, which forbid extravagance from the government’s spending binge wasting in gifts and unnecessary parties. This gradually changed the food consumption habit and reduced the pork demand as well. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs.

For the first quarter of 2014, we generated $3,147,382 in revenues through the sale of black hogs and black hog specialty pork products. We sold 11,700 black hogs as breeder and market hogs and 89,483 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business. In the same period of 2013, we  sold 3,101 black hogs as breeder and market hogs which contributed $710,018 to our revenues.

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers.

Cost of goods sold. Cost of goods sold includes the cost of feeds, labor, depreciation and other overhead costs. For the three months ended March 31, 2014, cost of goods sold was $8,254,511 as compared to $6,581,233 for the same period of 2013, an increase of $1,673,278, or 25%. Cost of goods sold related to the hog farming segment was $8,008,398 for the first quarter of 2014 as compared to $6,581,233 for 2013. Cost of goods sold for the retail segment was $246,113 for the first quarter of 2014.

Profit Margins. Our gross margin increased to 15% in the first quarter of 2014 from 11% in 2013. Our gross profit was $1,462,118 for 2014 as compared to $805,301 for 2013. This increase in our gross margin reflected the impact of our higher margin black hog meat products.

Our gross margin from hog farming was 13% in 2014 as compared to 11% in 2013. Our retail margin was 48% in 2014. The gross margins for breeder hogs were 36% and 30% in the first three months of 2014 and 2013, respectively, and the gross margins for regular market hogs were 6% and 11% in the same period of 2014 and 2013. The gross margins for black market hogs were 9% and 4% in 2014 and 2013. The gross margin from our specialty black hog pork products was 48%. The increase in our gross margin for our regular breeder hogs and black hogs was a result of a decrease in the number of breeder hog farmers due to the poor pork market performance and reduced purchase price of feeds. However, due to the lack of improvement in pork demand, the margin from our regular market hog sales kept declining.

Expenses. Selling, general and administrative expenses increased by $117,638 in the first quarter of 2014 as compared to the same period in 2013. The increase was primarily the result of a loss in inventory of $86,917, our black hog operations which used an additional $246,725 in promoting and marketing expenses which offset reduced administrative expenses of $216,004.

Net Other Income (Expense). Net other expense increased from $45,324 for the three months ended March 31, 2013 to net other expenses of $104,915 for the three months ended March 31, 2014, an increase of $59,591, which was primarily due to the decrease of $95,589 in the subsidy income received from the Chinese government and a decrease of $77,141 from the prepaid bank loan guarantee service fee which had been amortized and recognized as part of our interest expense during the three months ended March 31, 2013.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income (loss) for the three months ended March 31, 2014 and 2013 was $301,025 and ($178,563), respectively. The improvement from a net loss to net income is primarily the result of stable hog feed costs, which helped us control our cost of goods sold and higher margin contributed by black hog sales, including black market hogs and specialty black hog meat sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2014 our working capital was $21,029,334 as compared to $14,946,630 at December 31, 2013, reflecting the $6 million capital contribution from a private placement concluded during the first quarter of 2014. These funds are deposited in financial institutions located as follows:

	March 31, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	19,531,022	100%	10,087,694	100%
	$19,531,022	100%	$10,087,694	100%

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$3,022,159	$925,292
Net cash used in investing activities	(1,093,581)	(491,511)
Net cash provided by financing activities	7,624,173	-
Exchange rate effect on cash	(109,423)	65,687
Net cash inflow	$9,443,328	$499,468

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2014 totaled $3,022,159. Cash flow pertaining to operating activities included depreciation and amortization of $884,027, amortization of prepaid expenses of $110,316,  a decrease from inventory of $1,326,872 and collections from other receivables of $896,107. These favorable factors were offset by a prepayment made in the first quarter of 2014 to one of our feed suppliers of $552,000.

Net cash provided by operating activities in the three months ended March 31, 2013 totaled $925,292. Cash flow pertaining to operating activities included depreciation and amortization of $800,471, amortization of prepaid expenses of $100,446 and an increase from other payables of $546,572. These favorable factors were offset by the Company’s net loss for the first three months of 2013 of ($178,563) and an increase in inventory of $317,839.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 totaled $1,093,581. This included $1,090,114 paid for purchase of a 40% interest in one of our subsidiaries, Tianzhili.

Net cash used in investing activities for the three months ended March 31, 2013 totaled $491,511. This included $432,941 of plant and equipment investments, and $58,570 for additions to our breeder stock.

Cash Provided by Financing Activities

For the three months ended March 31, 2014, we had net cash provided by financing activities of $7,624,173. This included proceeds of $6 million from a capital contribution from the sale of 3 million shares to our current Chairman and CEO, Mr. Ping Wang, and proceeds from a renewed short-term loan of $1,635,163.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$7,952	$7,952	$-	$-	$-
Others	-	-	-	-	-
	$7,952	$7,952	$-	$-	$-

Bank loans consist of short term bank loans. Historically, we have refinanced these bank loans for an additional term of one year and we expect to continue to refinance these loans upon expiration.

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

Revenue Recognition

We generates revenue principally from the business of breeding, raising, and selling hogs for use in meat production and breeding, and, to a small degree, as processed pork. Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Cash payment, is usually received by the Company at the time the hogs are sold.  Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the controls evaluation, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Management’s Report of Internal Control over Financial Reporting.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness consists of, as of the end of the period covered by this report, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 13, 2014 which are incorporated by reference into this report.

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

TIANLI AGRITECH, INC.

May 12, 2014	By:	/s/Ping Wang
Ping Wang Chief Executive Officer (Principal Executive Officer)

May 12, 2014	By:	/s/Jun WANG
Jun Wang Chief Financial Officer (Principal Financial and Accounting Officer)