Form 10-Q
period 2014-06-30
AOXIN TIANLI GROUP, INC.
filed 2014-08-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 001-34799

AOXIN TIANLI GROUP, INC.
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

TIANLI AGRITECH, INC.
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2014, the Registrant had outstanding 21,164,000 shares of common stock, par value $0.001 per share.

AOXIN TIANLI GROUP, INC.
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

FORM 10-Q

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2013 filed March 13, 2014.

Index

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

NASDAQ Marketplace Rule 5635(a)(2) requires each issuer to obtain shareholder approval prior to the issuance of its shares in connection with the acquisition of the stock or assets of another company if any director, officer or Substantial Shareholder (as defined by NASDAQ Marketplace Rule 5635(e)(3)) of the issuer has a 5% or greater interest (or such persons collectively have a 10% or greater interest) directly or indirectly, in the company or assets to be acquired or in the consideration to be paid in the transaction or series of related transactions and the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, could result in an increase in common shares or voting power of 5% or more. The presence of this rule would preclude us from issuing shares of our common stock, or securities convertible into or exercisable for common stock, in connection with an acquisition if the issuance would result in an increase in common shares or voting power of 5% or more, and any of our directors or officers, or any shareholder owning 5% or more or group of shareholders owning 10% or more of our outstanding shares, had a 5% or greater interest in the company or assets to be acquired or the consideration to be paid.  Our Chairman, Mr. Ping Wang, who currently is a “Substantial Shareholder,” and certain of our other directors hold interests in companies we may choose to acquire or whose assets we may choose to purchase.

In the British Virgin Islands, our jurisdiction of organization or home country, shareholder approval is not required for a transaction which would require shareholder approval pursuant to Rule 5635(a)(2), unless the transaction is with an “Interested Shareholder” as that term is defined in Article 23 of our Articles of Association.   We have determined that neither Mr. Wang nor any of our other current directors or officers is an Interested Shareholder.  Therefore, under the laws of the British Virgin Islands and our constituent documents, we would not be required to obtain shareholder approval if we engaged in a transaction in which one or more of such individuals had an interest in the company or assets to be acquired, or consideration to be paid, even if shareholder approval would be required by Rule 5635(a)(2) and, should we intend to engage in any such transaction, we intend to rely upon the exemption provided by NASDAQ Marketplace Rule 5615 from the requirements of NASDAQ Marketplace Rule 5635(a)(2) rather than put the matter to a shareholder vote.

From time to time we may consider whether it is appropriate to follow other requirements of the 5600 Series of the NASDAQ Marketplace Rules.  Should we determine not to follow one or more of such Rules in favor of the laws of the BVI, we will advise our shareholders before doing so.

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,119,512	$10,087,694
Accounts receivable, net	148,169	256,607
Inventories	9,570,321	11,484,786
Advances to suppliers	1,326,771	1,612,492
Prepaid expenses	82,386	204,106
Restricted cash	-	-
Other receivables, net	365,621	1,181,078
Total Current Assets	42,612,780	24,826,763

Long-term prepaid expenses, net	1,637,082	1,606,188
Plant and equipment, net	21,891,090	23,185,732
Construction in progress	50,527	50,897
Biological assets, net	2,527,963	3,276,840
Intangible assets, net	3,322,248	1,480,631

Total Assets	$72,041,690	$54,427,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$7,180,920	$6,382,561
Accounts payable and accrued payables	104,493	48,896
Other payables	3,153,447	3,309,246
Due to related party	59,715	139,430
Total Current Liabilities	10,498,575	9,880,133

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized,
21,164,000 and 13,964,000 shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively)	21,164	13,964
Additional paid in capital	34,780,629	18,094,200
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	20,495,896	19,538,507
Accumulated other comprehensive income	3,828,779	4,046,055
Stockholders' Equity - Aoxin Tianli Group, Inc. and Subsidiaries	61,543,115	44,109,373
Noncontrolling interest	-	437,545
Total Stockholders' Equity	61,543,115	44,546,918
Total Liabilities and Stockholders' Equity	$72,041,690	$54,427,051

See accompanying notes to consolidated financial statements

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$8,074,894	$6,843,808	$17,761,223	$14,230,342
Cost of goods sold	7,453,933	7,120,087	15,708,444	13,701,320
Gross profit (loss)	620,961	(276,279)	2,052,779	529,022

Operating expenses:
General and administrative expenses	844,398	627,085	1,617,809	1,529,583
Selling expenses	107,731	84,208	390,498	120,250
Total operating expenses	952,129	711,293	2,008,307	1,649,833

Income (loss) from operations	(331,168)	(987,572)	44,472	(1,120,811)

Other income (expense):
Interest expense	(139,139)	(162,981)	(228,815)	(329,798)
Subsidy income	19,545	(251)	19,545	95,338
Relocation compensation from Farm 8 shutdown	988,021	-	988,021	-
Other income (expense)	22,388	14,235	7,149	40,139
Total other income (expense)	890,815	(148,997)	785,900	(194,321)

Income (loss) before income taxes	559,647	(1,136,569)	830,372	(1,315,132)

Income taxes	-	-	-	-
Net income (loss)	559,647	(1,136,569)	830,372	(1,315,132)
Net loss attributable to noncontrolling interest	-	131,894	127,017	200,389
Net income (loss) attributable to Aoxin Tianli Group, Inc. common stockholders	559,647	(1,004,675)	957,389	(1,114,743)

Other comprehensive income:
Unrealized foreign currency translation adjustment	127,876	352,240	(237,492)	604,805

Comprehensive income	$687,523	$(652,435)	$719,897	$(509,938)

Earnings (losses) per share attributable to Aoxin Tianli Group, Inc. common stockholders - basic and diluted:

Weighted-average shares outstanding, basic and diluted	19,664,000	11,194,000	16,814,000	11,194,000

Continuing operations - Basic & diluted	$0.03	$(0.09)	$0.06	$(0.10)

See accompanying notes to consolidated financial statements

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$830,372	$(1,315,132)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,746,285	1,610,107
Amortization of prepaid expenses	217,251	191,998
Bad debt expense	28,955	-
Changes in operating assets and liabilities:
Accounts receivable	77,884	(125,409)
Inventories	1,835,497	(467,287)
Advances to suppliers	274,677	(793,522)
Prepaid expenses	(50,702)	-
Other receivables	808,897	(5,237)
Long-term prepaid expenses	(87,952)	-
Accounts payable and accrued payables	56,093	(51,980)
Other payables	57,617	746,388
Total adjustments	4,964,502	1,105,058
Net cash provided by (used in) operating activities	5,794,874	(210,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	(1,083,100)	-
Purchase of biological assets	-	(435,544)
Purchase of plant and equipment	(6,271)	(476,301)
Net cash used in investing activities	(1,089,371)	(911,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	-	(317,793)
Proceeds from capital contribution	15,560,000	-
Advance from due to related party	(79,128)	76,270
Repayment of short-term loans	(781,797)	(762,704)
Proceeds from short-term loans	1,628,744	762,704
Net cash provided by financing activities	16,327,819	(241,523)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,504)	127,457

NET INCREASE (DECREASE) IN CASH	21,031,818	(1,235,985)

CASH, BEGINNING OF PERIOD	10,087,694	7,477,205

CASH, END OF PERIOD	$31,119,512	$6,241,220

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$307,690	$244,782
Income tax paid	$-	$-

See accompanying notes to consolidated financial statements

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). All of Aoxin Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Aoxin Tianli. HCS, WFOE Fengze and Tianzhili are sometimes referred to as the “subsidiaries”.  Aoxin Tianli, its consolidated subsidiariesare collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Tianli Agritech, Inc. was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets.. The Company operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Tianli Agritech., Inc. changed its name to “Aoxin Tianli Group, Inc.” Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE whereby HCS would acquire 100% of the equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by the Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE effectively became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

On June 6, 2014, WFOE changed its name from “Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.” to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” and entered into a share purchase agreement with Fengze’s Principal Stockholders whereby WFOE would acquire 100% of the equity interest of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effective by the Wuhan Administrator for Industry & Commerce. WFOE acquired Fengze and became the holder of 100% of the equity interest of Fengze, and Fengze effectively became the wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former Principal Stockholders entered into a termination agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Tianzhili. Until such investment, Tianzhili was a wholly-owned subsidiary of Fengze. Tianzhili conducts our black hog breeding operations. In consideration for its commitment to make the investment and an interest free loan, XMRJ received a 40% equity interest in Tianzhili. As of December 31, 2012, Tianzhili received $1,057,636 or RMB 6,666,700 from XMRJ. On March 22, 2014, Fengze entered into an equity purchase agreement with XMRJ to purchase the 40% minority equity interest in Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became the wholly owned subsidiary of the Company.

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng will be engaged in managing black hog farming and operations in Hefeng county of Enshi Tujia and Miao Autonomous Prefecture.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District (Farm 8). The Company was advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We finished our evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $988,021 on June 2014. However, the final amount of our evacuation cost and loss from the farm shutdown that we will be reimbursed by Caidian District is still undetermined. We still maintain minimum personnel in the Caidian Farm or Farm 8 awaiting the final determination and reimbursements of our evacuation cost and loss.

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,039,780, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The  net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights and biological assets, and assumptions used in assessing impairment for long-term assets.

Principles of Consolidation

We consolidate wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.  The 12% equity interest holders in Hang-ao will be accounted as noncontrolling interest in the Company’s consolidation financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company accrued allowance for doubtful accounts of $38,986 and $10,178 at June 30, 2014 and December 31, 2013.

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

Advances to Suppliers

Advances to suppliers at June 30, 2014 and December 31, 2013 totaled $1,326,771 and $1,612,492, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. Included in advances to suppliers as of June 30, 2014 and December 31, 2013, the Company had prepayments of $1,188,982 and $1,440,167, respectively, to its premix feed supplier.

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

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these breeding hogs and the expenditures related to labor and materials to feed the breeding hogs until they become commercially productive and breedable are capitalized. When these breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). After the breeding hogs have completed their production life of breeding, they are transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets are land use rights and acquired distribution network. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network.

Intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
Amortizable intangible assets:
Carrying amount:
Land use rights	$1,722,414	$1,735,042
Acquired distribution network	1,926,417	-
Total carrying amount	3,648,831	1,735,042

Accumulated amortization:
Land use rights	(278,301)	(254,411)
Acquired distribution network	(48,282)	-
Total accumulated amortization	(326,583)	(254,411)
Total intangible assets, net	$3,322,248	$1,480,631

During the first quarter of 2014, we made cash payments totaling $1.1 million to acquire 40% noncontrolling interest of Tianzhili, one of our consolidated entities. These cash payments are reported as an investing activity in the “Cash paid for purchase of noncontrolling interest” caption of our consolidated statement of cash flows. Estimated amortization expense of intangible assets for each of the next five years is as follows: $122,371 for the remainder of 2014, $244,741 in 2015, $244,741 in 2016, $244,741 in 2017, $244,741 in 2018 and $2.1 million in later years.

Activity related to intangible assets by business segment was as follows:

	Hog Farming	Retail	Total
Balance as of December 31, 2013:	$1,480,631	$-	$1,480,631
Acquired distribution network	-	1,878,135	1,878,135
Foreign currency translation adjustment	(36,518)	-	(36,518)
Balance as of June 30, 2014	$1,444,113	$1,878,135	$3,322,248

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2014 and 2013, the Company had recorded no impairment charges at its long-lived assets.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Revenues generated from the sale of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time the hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

Starting from the second quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter, the Company is operating in two segments, hog farming and retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2014 and December 31, 2013.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the six month periods ended June 30, 2014 and 2013.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of June 30, 2014 and December 31, 2013, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.16 per US dollar and RMB 6.11 per US dollar as of June 30, 2014 and December 31, 2013, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2014 and 2013, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.14 and RMB 6.28 per US dollar for the six months ended June 30, 2014 and 2013, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

As of June 30, 2014 and December 31, 2013, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us starting on January 1, 2017. We are currently evaluating the impact this guidance will have on our combined financial position, results of operations and cash flows.

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

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Repurchase of 40% Noncontrolling Interest

Hubei Tianzhili Breeder Hog Co., Ltd. – On March 22, 2014, we acquired the 40% minority equity interest in Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”) for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became the wholly owned subsidiary of the Company.

Tianzhili, which is based in Hubei Province, China, is engaged in the business of raising and selling black hogs through several major Chinese retail channels located in Wuhan, Hubei.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition of the noncontrolling interest in Tianzhili. The allocation of the purchase price reflects final values assigned and may differ from preliminary values reported in the consolidated financials for prior periods.

March 22, 2014
Property, plant and equipment	$10,129,629
Intangible asset – land use right	262,913
Intangible asset - distribution network	1,926,417
Other assets, including cash of $185,531	519,845
Assets acquired	$12,838,804
Accounts payable and other liabilities	3,496
Other payables	3,153,447
Liabilities assumed	$3,156,943
Net assets acquired	$9,681,861

The intangible asset arising from the Tianzhili noncontrolling interest acquisition reflects the economic potential of the markets in which the acquired company operates as well as the synergies and economies of scale expected from operating the business as part of Aoxin Tianli.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$187,155	$266,785
Less: Allowance for doubtful accounts	(38,986)	(10,178)
	$148,169	$256,607

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $28,955 and $10,178 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$1,113,209	$1,750,125
Work in process—biological assets	3,799,762	4,643,256
Infant hogs	4,614,506	4,968,112
Finished goods—specialty pork products	128,131	209,205
Less: inventory reserve	(85,287)	(85,912)
	$9,570,321	$11,484,786

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2014 and December 31, 2013, the Company determined that there were write downs of $0 and $85,912, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of June 30, 2014 and December 31, 2013, advances to suppliers amounted to $1,326,771 and $1,612,492, respectively.

Included in advances to suppliers as of June 30, 2014 and December 31, 2013, the Company had prepaid $1,188,982 and $1,440,167 to the Company’s premix feed supplier.

NOTE 6—OTHER RECEIVABLES

At June 30, 2014 and December 31, 2013, the Company reported other receivables of $365,621 and $1,181,078, respectively, including an allowance for doubtful receivables of $61,037 and $61,485.

The balances as of June 30, 2014 and December 31, 2013 included a deposit of $162,464 and $163,655 to a professional loan guarantee service company for short-term loans from Shanghai Pudong Development Bank.

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

NOTE 7—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2014	2013
Buildings	$26,111,706	$26,254,084
Vehicles	733,065	738,438
Office equipment	489,414	535,206
Production equipment	2,599,949	2,618,167
	29,934,134	30,145,895
Less: Accumulated depreciation	(8,043,044)	(6,960,163)
	$21,891,090	$23,185,732

Depreciation expense was $945,339 and $908,631 for the six months ended June 30, 2014 and 2013, respectively.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 8—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the construction of new breeding and animal rearing facilities. Once construction is completed and the facilities are approved to be used for breeding and animal rearing activity, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2014 and December 31, 2013, the construction in progress was $50,527 and $50,897, respectively, for upgrading the feed processing facility and improvements of several of the Company’s hog farms.

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30,	December 31,
	2014	2013
Breeding hogs	$7,039,512	$7,120,342
Less: Accumulated amortization	(4,511,549)	(3,843,502)
	$2,527,963	$3,276,840

Amortization of the biological assets, included as a component of inventory, for the six month periods ended June 30, 2014 and 2013 was $726,858 and $713,694, respectively.

NOTE 10—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s Enshi farm. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Long-term prepaid rental expenses	$1,910,014	$1,835,644
Less: Accumulated amortization	(272,932)	(229,456)
	$1,637,082	$1,606,188

Amortization expense for the six months ended June 30, 2014 and 2013 was $45,261 and $41,772, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be $90,522 per annum.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 11—INTANGIBLE ASSETS

Included in the intangible assets are land use rights and acquired distribution network. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network.

Intangible assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Land use rights	$1,722,414	$1,735,042
Acquired distribution network	1,926,417	-
Less: Accumulated amortization	(326,583)	(254,411)
	$3,322,248	$1,480,631

Amortization expense for the six month periods ended June 30, 2014 and 2013 was $74,088 and $24,951, respectively.

The estimated amortization expense of land use rights over each of the next five years and thereafter will be $244,741 per annum.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 12—SHORT-TERM LOANS

As of June 30, 2014 and December 31, 2013, the short-term loans are as follows:

	June 30, 2014	December 31, 2013
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by June 19, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$-	$785,546
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.2%, due by December 4, 2014, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili,, secured by certain assets of the Company.	1,624,643	1,636,554
Loan payable to Communication Bank of China, annual interest rate of 7.28%, due by December 16, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	1,624,643	1,636,554
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by November 6, 2014 with collateral provided by Mr. Xin Zhang.	844,814	851,008
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 7.8%, due by December 3, 2014, with collateral provided by Wuhan East Lake Hi-Tech Innovation Center.	1,462,177	1,472,899
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	1,137,250	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	487,393	-

	$7,180,920	$6,382,561

In the first quarter of 2014, the Company paid $40,572 to a guarantee service provider for providing the guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the six months ended June 30, 2013. Amount of $44,678 and $191,998 was recorded as financial expense for the six months ended June 30, 2014 and 2013, respectively.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 13—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2014 and December 31, 2013, accounts payable and accrued liabilities are as follows:

	June 30,	December 31,
	2014	2013
Accounts payable	$103,977	$157
Other taxes payable	516	542
Others	-	48,197
	$104,493	$48,896

NOTE 14—OTHER PAYABLES

Other payables at June 30, 2014 and December 31, 2013 were $3,153,447 and $3,309,246, respectively. Included in other payables as of June 30, 2014 and December 31, 2013 were mainly deposit payables of $3,042,625 and $3,255,504.

Since the year ended December 31, 2011, the Company signed 8 joint development agreements with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2014 and December 31, 2013, deposits from farmers were $3,042,625 and $3,255,504, respectively.

The amortization of deposit payables for the six months ended June 30, 2014 and 2013 was $189,662 and $78,941, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2014	$379,324
2015	$379,324
2016	$379,324
2017	$379,324
2018	$379,324
Thereafter	$1,146,005

NOTE 15—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party was $59,715 and $139,430 as of June 30, 2014 and December 31, 2013, respectively. The amount represented the advances from the Company’s shareholder and former chief executive officer, Hanying Li, for operating purposes. Such advances are non-interest bearing and due upon demand.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 16—CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value, and as of June 30, 2014 and December 31, 2013, it had 21,164,000 shares and 13,964,000 shares issued and outstanding, respectively.

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

On June 6, 2014, the Company sold and issued 1,600,000 shares of the Company’s common stock to Mr. Houliang Yu, an independent third party, at $2.4 per share. The shares were valued at $3,840,000.

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

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 16—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of June 30, 2014 and December 31, 2013 and the activity during the six months ended June 30, 2014.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2014	26,000	$6.00	210,000	$7.21
Exercisable at June 30, 2014	26,000	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 2.5 years and 1 year, respectively. The market value of the Company’s common stock was $2.05 and $2.18 as of June 30, 2014 and December 31, 2013, respectively. The intrinsic value of the outstanding options and the warrants as of June 30, 2014 and December 31, 2013 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of June 30, 2014 and December 31, 2013.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 18—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2014 and December 31, 2013, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the six months ended June 30, 2014 and 2013, no customer accounted for more than 10% of the Company’s revenue.

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risk of restrictions on transfer of funds; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 19—GOVERNMENT SUBSIDIES

The Company received subsidies of $19,545 and $95,338 in the six months ended June 30, 2014 and 2013, respectively for recurring breeder hog subsidies and an award from the provincial government for the Company becoming a public company in the United States. All such subsidies are recorded as “subsidy income” in the financial statements.

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 20—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of June 30, 2014 and December 31, 2013.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2014 and 2013 was $42,906 and $41,461, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2014 under all non-cancelable leases for years ending December 31:

Operating Leases
2014 (full year)	$85,811
2015	$85,811
2016	$85,811
2017	$85,608
2018	$84,997
Thereafter	$1,550,841

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 20—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program as more fully described above. As of June 30, 2014, the Company had provided funds totaling RMB 69,194,000 or $11.24 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. All construction had been completed in 2013 and became fixed assets of the Company. No additional investment was made after December 31, 2013.

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

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

NOTE 21—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. As of June 30, 2014 and December 31, 2013, the Company has two operating segments identified by products, “Hog Farming” and “Retail”. The hog farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program that were sold to meat processors. The Company’s retail segment consists of the selling of specialty pork products through supermarkets, restaurants, and hotels.

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the six months ended June 30, 2014 and 2013 is as follows:

Six Months Ended June 30, 2014	Hog Farming	Retail	Consolidated
Segment revenues	$17,131,605	$629,618	$17,761,223
Inter-segment revenues	-	-	-
Revenues from external customers	$17,131,605	$629,618	$17,761,223
Segment income (loss)	$1,074,923	$(15,736)	$1,059,187
Unallocated corporate loss			(228,815)
Income before income taxes			830,372
Income taxes			-
Net income			$830,372
Other segment information:
Depreciation and amortization	$1,620,648	$125,637	$1,746,285

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 21—SEGMENT INFORMATION (CONTINUED)

Six Months Ended June 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$14,178,567	$51,775	$14,230,342
Inter-segment revenues	-	-	-
Revenues from external customers	$14,178,567	$51,775	$14,230,342
Segment loss	$(948,837)	$(36,497)	$(985,334)
Unallocated corporate loss			(329,798)
Income before income taxes			(1,315,132)
Income taxes			-
Net income			$(1,315,132)
Other segment information:
Depreciation and amortization	$1,610,107	$-	$1,610,107

Condensed financial information with respect to these reportable business segments for the three months ended June 30, 2014 and 2013 is as follows:

Three Months Ended June 30, 2014	Hog Farming	Retail	Consolidated
Segment revenues	$7,892,665	$182,229	$8,074,894
Inter-segment revenues	-	-	-
Revenues from external customers	$7,892,665	$182,229	$8,074,894
Segment income (loss)	$872,415	$(169,100)	$703,315
Unallocated corporate loss			(143,668)
Income before income taxes			559,647
Income taxes			-
Net income			$559,647
Other segment information:
Depreciation and amortization	$741,150	$121,108	$862,258

Index

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 21—SEGMENT INFORMATION (CONTINUED)

Three Months Ended June 30, 2013	Hog Farming	Retail	Consolidated
Segment revenues	$6,792,033	$51,775	$6,843,808
Inter-segment revenues	-	-	-
Revenues from external customers	$6,792,033	$51,775	$6,843,808
Segment loss	$(937,091)	$(36,497)	$(973,588)
Unallocated corporate loss			(162,981)
Income before income taxes			(1,136,569)
Income taxes			-
Net income			$(1,136,569)
Other segment information:
Depreciation and amortization	$809,636	$-	$809,636

Condensed financial status with respect to these reportable business segments as of June 30, 2014 and December 31, 2013 is as follows:

As of June 30, 2014	Hog Farming	Retail	Consolidated
Total segment assets	$69,665,646	$2,354,077	$72,019,723
Other unallocated corporate assets			21,967
			$72,041,690
Other segment information:
Expenditures for segment assets	$6,271	$1,083,100	$1,089,371

As of December 31, 2013
Total segment assets	$53,991,058	$414,078	$54,405,136
Other unallocated corporate assets			21,915
			$54,427,051
Other segment information:
Expenditures for segment assets	$701,923	$48,636	$750,559

NOTE 22—SUBSEQUENT EVENT

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% equity interest of Hang-ao for consideration of $9,039,780, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which required Hang-ao to reach certain level of net income for the years of 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The target net incomes are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has recently begun to distribute specialty processed black hog products through supermarkets and to restaurants, hotels and other retailers. More recently we initiated sales of specialty processed black hog meat through the internet. On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District or Farm 8. We were advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We finished our evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $988,021 on June 2014. However, the final amount of our evacuation costs and losses from the farm shutdown that will be reimbursed by Caidian District are still undetermined. We will maintain minimum personnel in the Caidian Farm or Farm 8 until the final determination of our evacuation cost and losses to be reimbursed have been determined.

On June 6, 2014, our wholly owned subsidiary, WFOE, entered into a share purchase agreement with the Principal Stockholders of Fengze, which we then controlled and consolidated as a VIE, whereby WFOE would acquire 100% of the equity of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effective by the Wuhan Administrator for Industry & Commerce. WFOE acquired Fengze and became the holder of 100% of the equity interest of Fengze, and Fengze effectively became the wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former Principal Stockholders entered into a termination agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009, pursuant to which WFOE previously controlled Fengze.

During 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other retailers in the greater Wuhan City area.

The rate of growth of our hog farming business has slowed and we may not seek to expand it significantly in the future. Our management has determined to diversify our operations by acquiring various emerging high technology companies. With the background and experience of our Chairman and CEO, we are confident we will be able to locate suitable target companies from different industries.

Index

On July 15, 2014, we acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, we became the holder of 88% of the equity of Hang-ao for consideration of $9,039,780, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain level of net income for the years of 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The target net incomes are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016.

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

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers. Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations and now the acquisition of companies in other industries.

Index

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2013 filed March 13, 2014.

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

Index

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 8 joint development agreements, generally for periods of 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of June 30, 2014, we have purchased $11.24 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we have decided to temporarily stop providing capital to the program and focus on our black hog retail operations and the acquisition of companies in other industries.

Comparison of the Results of Operations for the Three Months Ended June 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2014	2013	Net Change	Change
Sales	$8,074,894	$6,843,808	$1,231,086	18%
Cost of goods sold	7,453,933	7,120,087	333,846	5%
Gross profit (loss)	620,961	(276,279)	897,240	(325%)
Selling, general and administrative expenses	952,129	711,293	240,836	34%
Income (loss) from operations	(331,168)	(987,572)	656,404	(66%)
Interest expense, net	(139,139)	(162,981)	23,842	(15%)
Subsidy income	19,545	(251)	19,796	(7887%)
Relocation compensation from Farm 8 shutdown	988,021	-	988,021	n/a
Other income	22,388	14,235	8,153	57%
Net other income (expense)	890,815	(148,997)	1,039,812	(698%)
Income (loss) before income taxes	559,647	(1,136,569)	1,696,216	(149%)
Income taxes	-	-	-	-
Net income (loss)	$559,647	$(1,136,569)	$1,696,216	(149%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended June 30, 2014 and 2013 (dollars in thousands).

	Hog Farming	Retail	Total
	Three Months Ended June 30, 2014
Revenues	$7,893	$182	$8,075
Cost of goods sold	$7,277	$177	$7,454
Gross profit	$616	$5	$621
Gross margin %	8%	3%	8%

Index

	Hog Farming	Retail	Total
	Three Months Ended June 30, 2013
Revenues	$6,792	$52	$6,844
Cost of goods sold	$7,068	$52	$7,120
Gross profit	$(276)	$-	$(276)
Gross margin %	(4%)	-	(4%)

Revenues. For the three months ended June 30, 2014, we had revenues of $8,074,894, as compared to revenues of $6,843,808 for the same period of 2013. Our revenues increased by $1,231,086 or approximately 18%. This growth in revenues was primarily attributable to sales of black hogs raised by farmers participating in our black hog program which had been partly offset by the reduced market demand for our regular breeder and market hogs.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended June 30, 2014 and 2013.

Sales by Products

	Three Months Ended June 30,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	6,938	$251	$1,741,761	7,718	$253	$1,956,104
Market Hogs – regular hogs	20,213	$168	3,401,062	22,448	$164	3,686,577
Market Hogs – black hogs	13,155	$209	2,749,842	6,083	$189	1,149,352

Total	40,306	$196	$7,892,665	36,249	$187	$6,792,033

	Three Months Ended June 30,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	39,568	$5	$182,229	11,656	$4	$51,775
Total	39,568	$5	$182,229	11,656	$4	$51,775

Index

We sold approximately 10% less breeder hogs and market hogs in the second quarter of 2014 than in 2013. The selling price for breeder hogs in the second quarter of 2014 was essentially flat and the selling price for regular market hogs increased as compared to the prior year.  The price per market hog increased 2% and the price per breeder hog decreased 1%, respectively. As a result, sales revenue attributable to breeder hogs decreased by 11% and sales attributable to market hogs decreased by 8%. The decreases in our regular hog sales were primarily attributable to: (1) an apparent decline in China pork market demand impacted by H7N9 avian flu; (2) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (3) the central government’s new policies to promote frugality and thrift, which forbid extravagance from the government’s spending binge wasting in gifts and unnecessary parties. This gradually changed food consumption habits and reduced pork demand as well. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs (4) with the impact from our Farm 8 (or Caidain Farm) shutdown, we have less regular hogs available for sales. However, from the market performance during the second quarter of 2014, the selling prices of breeder hogs and regular market hogs had showed a stable trend. Although we sold less hogs during the period, the selling prices per breeder hog and regular market hog had stabilized compared to the same period of 2013.

For the second quarter of 2014, we generated $2,932,071 in revenues through the sale of black hogs and black hog specialty pork products. We sold 13,155 black hogs as breeder and market hogs and 39,568 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business. In the same period of 2013, we sold 6,083 black hogs as breeder and market hogs which contributed $1,149,352 to our revenues and 11,656 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business which also contributed $51,775 in our revenues. The growth in our black hog operations was derived from our successful marketing and promoting activities since the fourth quarter of 2013 which helped us to build up brand awareness in consumers.

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers.

Cost of goods sold. Cost of goods sold includes the cost of feed, labor, depreciation and other overhead costs. For the three months ended June 30, 2014, cost of goods sold was $7,453,933 as compared to $7,120,087 for the same period of 2013, an increase of $333,846, or 5%. Cost of goods sold related to the hog farming segment was $7,276,902 for the second quarter of 2014 as compared to $7,067,985 for 2013. Cost of goods sold for the retail segment was $177,031 for the second quarter of 2014 and $52,102 for the same period of 2013. The year over year growth rate in our revenues was 18%.The year over year growth rate in our cost of goods sold was 5% and benefited from reductions in feed prices. For example, the price of corn dropped 7% or RMB 0.2 per kilogram comparing the second quarter of 2014 and 2013. This reduction resulted in 23% and 19% decreases in our cost of goods sold for breeder hogs and regular market hogs.

Profit Margins. Our gross margin increased to 8% in the second quarter of 2014 from (4%) in 2013. Our gross profit was $620,961 for the 2014 quarter as compared to $(276,279) for the 2013 quarter. This increase in our gross margin reflected the impact of lower prices for feed costs discussed in the cost of goods sold section.

Our gross margin from hog farming was 8% in the second quarter of 2014 as compared to (4%) in the 2013 quarter. The gross margins for breeder hogs were 34% and 24% in the second quarter of 2014 and 2013, respectively, and the gross margins for regular market hogs were (3%) and (18%) in the same periods of 2014 and 2013. The gross margins for black market hogs were 5% and (5%) in the second quarters of 2014 and 2013. The gross margins from our specialty black hog pork products was 3% and (1%) for the second quarter of 2014 and 2013. The increase in our gross margin for our regular breeder hogs, regular market hogs, and black hogs was a result of reduced feed purchase prices. Our sales from regular breeder hogs and market hogs decreased 11% and 8%, respectively. However, at the same time, our cost of goods sold decreased 23% and 19%, resulting in the growth in our gross margins. Although we are gradually building up the brand awareness of our specialty pork product, our market share did not allow us to enjoy economies of scale. Therefore, we had low margins from specialty pork product sales.

Index

Expenses. Selling, general and administrative expenses increased by $240,836 in the second quarter of 2014 as compared to the same period in 2013. The increase was primarily the result of additional amortization of $48,282 for the acquired distribution network as a result of the repurchase of 40% noncontrolling interest, $18,205 from bad debt expense, $17,683 from depreciation of black hog facilities, $100,000 from payroll for increased personnel in retail segment.

Net Other Income (Expense). Net other expense increased from ($148,997) for the three months ended June 30, 2013 to net other income of $890,815 for the three months ended June 30, 2014, an increase of $1,039,812, which was primarily due to the decrease of $23,842 from our interest expense, an increase of $19,796 in the subsidy income received from the Chinese government and a relocation compensation of $988,021 for our shutdown Farm 8.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income (loss) for the three months ended June 30, 2014 and 2013 was $559,647 and ($1,136,569), respectively. The improvement from a net loss to net income is primarily the result of the relocation compensation for the shutdown of Farm 8, improved gross margin in our breeder hog sales and stable hog feed costs, which helped us control our cost of goods sold and higher margin contributed by black hog sales, including black market hogs and specialty black hog meat sales.

Index

Comparison of the Results of Operations for the Six Months Ended June 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Six Months Ended June 30,			Percentage of
	2014	2013	Net Change	Change
Sales	$17,761,223	$14,230,342	$3,530,881	25%
Cost of goods sold	15,708,444	13,701,320	2,007,124	15%
Gross profit	2,052,779	529,022	1,523,757	288%
Selling, general and administrative expenses	2,008,307	1,649,833	358,474	22%
Income (loss) from operations	44,472	(1,120,811)	1,165,283	(104%)
Interest expense, net	(228,815)	(329,798)	100,983	(31%)
Subsidy income	19,545	95,338	(75,793)	(80%)
Relocation compensation for shutdown Farm 8	988,021	-	988,021	n/a
Other income	7,149	40,139	(32,990)	(82%)
Net other income (expense)	785,900	(194,321)	980,221	(504%)
Income (loss) before income taxes	830,372	(1,315,132)	2,145,504	(163%)
Income taxes	-	-	-	-
Net income (loss)	$830,372	$(1,315,132)	$2,145,504	(163%)

The following table sets forth information as to the gross margin for our two business segments for the six months ended June 30, 2014 and 2013 (dollars in thousands).

	Hog Farming	Retail	Total
	Six Months Ended June 30, 2014
Revenues	$17,132	$630	$17,762
Cost of goods sold	$15,285	$423	$15,708
Gross profit	$1,846	$206	$2,052
Gross margin %	11%	33%	12%

	Hog Farming	Retail	Total
	Six Months Ended June 30, 2013
Revenues	$14,178	$52	$14,230
Cost of goods sold	$13,649	$52	$13,701
Gross profit	$529	$-	$529
Gross margin %	4%	-	4%

Index

Revenues. For the six months ended June 30, 2014, we had revenues of $17,761,223, as compared to revenues of $14,230,342 for the same period of 2013. Our revenues increased by $3,530,881 or approximately 25%. This growth in revenues was primarily attributable to sales of black hogs raised by farmers participating in our black hog program, and the initiation of our retail sales of specialty black hog products.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the six months ended June 30, 2014 and 2013.

Sales by Products

	Six Months Ended June 30,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	14,007	$266	$3,730,765	15,408	$265	$4,085,515
Market Hogs – regular hogs	42,796	$186	7,981,305	44,170	$186	8,233,682
Market Hogs – black hogs	24,855	$218	5,419,535	9,184	$202	1,859,370

Total	81,658	$210	$17,131,605	68,762	$206	$14,178,567

	Six Months Ended June 30,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	129,052	$5	$629,618	11,656	$4	$51,775
Total	129,052	$5	$629,618	11,656	$4	$51,775

We sold approximately 9% less breeder hogs and 3% less market hogs in the first six months of 2014 than in the same period of 2013. The selling prices for breeder hogs and regular market hogs in the first half of 2014 were essentially flat as compared to the first half of 2013.  As a result, sales revenue attributable to breeder hogs and market hogs decreased by 9% and 3%. The decreases in sales revenue from regular market hogs and breeder hogs were primarily attributable to: (1) an apparent decline in China pork market demand impacted by H7N9 avian flu; (2) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (3) the central government’s new policies to promote frugality and thrift, which forbid extravagance from the government’s spending binge wasting in gifts and unnecessary parties. This gradually changed food consumption habits and reduced pork demand. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs (4) with the impact from our Farm 8 (or Caidain Farm) shutdown, we have less regular hogs available for sales.

For the first six months of 2014, we generated $6,049,153 in revenues through the sale of black hogs and black hog specialty pork products. We sold 24,855 black hogs as breeder and market hogs and 129,052 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business. In the same period of 2013, we sold 9,184 black hogs as breeder and market hogs which contributed $1,911,145 to our revenues.

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers.

Index

Cost of goods sold. Cost of goods sold includes the cost of feed, labor, depreciation and other overhead costs. For the six months ended June 30, 2014, cost of goods sold was $15,708,444 as compared to $13,701,320 for the same period of 2013, an increase of $2,007,124, or 15%. Cost of goods sold related to the hog farming segment was $15,285,300 for the first six months of 2014 as compared to $13,649,218 for 2013. Cost of goods sold for the retail segment was $423,144 for the first six months of 2014 and $52,102 for 2013. The year over year growth rate in our revenues was 25%.The year over year growth rate in our cost of goods sold was 15% and benefited from reductions in the purchase prices for our feeds. The reduction in feed prices contributed 19% and 11% to the decrease in our cost of goods sold for breeder hogs and regular market hogs.

Profit Margins. Our gross margin increased to 12% in the six months ended June 30, 2014 from 4% in 2013. Our gross profit was $2,052,779 for the first half of 2014 as compared to $529,022 for the comparable period in 2013. This increase in our gross margin reflected the impact of reduced feed costs.

Our gross margin from hog farming was 11% in 2014 as compared to 4% in 2013. Our retail margin was 33% in 2014. The gross margins for breeder hogs were 35% and 27% in the six months ended June 30, 2014 and 2013, respectively, and the gross margins for regular market hogs were 2% and (6%) in the same period of 2014 and 2013. The gross margins for black market hogs were 7% and (3%) in 2014 and 2013. The gross margin from our specialty black hog pork products was 33% and (1%) in 2014 and 2013. The increase in our gross margin for our regular breeder hogs was a result of reduced feed prices. Our revenues from regular breeder hogs and market hogs decreased 9% and 3%, respectively. However, at the same time, our cost of goods sold dropped 19% and 11%, resulting in the growth in our gross margins. Our black hog sales, either as market hogs or specialty black hog products, benefited from our growing brand awareness and reduced feed costs.  The gross margins from black market hogs and specialty pork products benefitted from increases of 191% and 1116% in our revenues from sales of market black hogs and specialty pork products, comparing the first six months ended June 30, 2014 to the comparable period of 2013. Additionally, our cost of goods sold for both sections of our black hog business increased 163% and 712%, respectively, less than the growth rates in revenues.

Expenses. Selling, general and administrative expenses increased by $358,474 in the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of additional amortization of $48,282 from the acquired distribution network resulting from the repurchase of 40% noncontrolling interest in Tianzhili, $18,205 from bad debt expense, $39,000 from payroll for increased personnel in our retail segment and our black hog retail operations which used an additional $270,248 in promoting and marketing expenses.

Net Other Income (Expense). Net other expense increased from ($194,321) for the six months ended June 30, 2013 to net other income of $785,900 for the six months ended June 30, 2014, an increase of $980,221, which was primarily due to relocation compensation of $988,021 for the shutdown of Farm 8 and less interest expense payment of $100,983, slightly offset by the decrease of $75,793 in subsidy income.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income (loss) for the six months ended June 30, 2014 and 2013 was $830,372 and ($1,315,132), respectively. The improvement from a net loss to net income is primarily the result of the relocation compensation for the shutdown of Farm 8 and improved gross margin from our breeder hogs and regular market hogs resulting from stable hog feed costs which helped us control our cost of goods sold.

Index

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2014 our working capital was $32,114,205 as compared to $14,946,630 at December 31, 2013, reflecting the $15.56 million capital contribution from a private placement concluded during the six months ended June 30, 2014. These funds are deposited in financial institutions located as follows:

	June 30, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	31,119,512	100%	10,087,694	100%
	$31,119,512	100%	$10,087,694	100%

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$5,794,874	$(210,074)
Net cash used in investing activities	(1,089,371)	(911,845)
Net cash provided by (used in) financing activities	16,327,819	(241,523)
Exchange rate effect on cash	(1,504)	127,457
Net cash inflow (outflow)	$21,031,818	$(1,235,985)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2014 totaled $5,794,874. Cash flow pertaining to operating activities included depreciation and amortization of $1,746,285, amortization of prepaid expenses of $217,251, a bad debt expense of $28,955, a decrease from inventory of $1,835,497 and collections from other receivables of $808,897.

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

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 totaled $1,089,371. This included $1,083,100 paid for purchase of a 40% interest in one of our subsidiaries, Tianzhili.

Net cash used in investing activities for the six months ended June 30, 2013 totaled $911,845. This included $476,301 of plant and equipment investments, and $435,544 for additions to our breeder stock.

Index

Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2014, we had net cash provided by financing activities of $16,327,819. This included proceeds of $15.56 million from a capital contribution from the sale of 7.2 million shares to a third party and our current Chairman and CEO, Mr. Ping Wang, and proceeds from a renewed short-term loan of $1,628,744. These favorable factors had been offset by the repayment of $781,797 in our short-term loan.

For the six months ended June 30, 2013, net cash used in financing activities was $241,523. The activities were comprised of repayment of short-term loans of $762,704 and increase in restricted cash of $317,793, and offset in part by proceeds from new short-term loans of $762,704 and advances from due to related party of $76,270.

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

In July 2014 we acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. as the initial step in our plan to diversify our operations.  We anticipate that we will make additional acquisitions of growth companies in China in industries other than hog farming.  The consummation of such acquisitions will require that we deploy our capital and, possibly, seek to borrow funds or raise additional equity from the sale of our securities.  There is no guarantee that such debt or equity will be available on terms acceptable to us, if at all.  The sale of our equity will dilute the interests of or current shareholders.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to diff from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$7,181	$7,181	$-	$-	$-
Others	-	-	-	-	-
	$7,181	$7,181	$-	$-	$-

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

Index

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls are not effective as of the end of the period covered by this report, due to a material weakness identified below.

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

Index

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U.S. generally accepted accounting principles.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Index

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

AOXIN TIANLI GROUP, INC.

August 13, 2014	By:	/s/ Ping Wang
Ping Wang Chief Executive Officer (Principal Executive Officer)

August 13, 2014	By:	/s/ Jun WANG
Jun Wang Chief Financial Officer (Principal Financial and Accounting Officer)