Form 10-Q
period 2014-09-30
AOXIN TIANLI GROUP, INC.
filed 2014-11-12
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2014, the Registrant had outstanding 27,763,000 common shares, par value $0.001 per share.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34,538,057	$10,087,694
Notes receivable	747,554	-
Accounts receivable, net	1,107,564	256,607
Inventories	11,543,624	11,484,786
Advances to suppliers	1,133,717	1,612,492
Prepaid expenses	221,899	204,106
Other receivables, net	1,292,580	1,181,078
Loan receivable - related party	2,762,700	-
Due from related party	193,796	-
Total Current Assets	53,541,491	24,826,763

Long-term prepaid expenses, net	2,881,896	1,606,188
Plant and equipment, net	28,624,259	23,185,732
Construction in progress	50,541	50,897
Biological assets, net	2,242,513	3,276,840
Intangible assets, net	9,547,843	1,480,631

Total Assets	$96,888,543	$54,427,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$7,963,077	$6,382,561
Accounts payable and accrued payables	765,689	48,896
Advances from customers	955,689	-
Deferred income	340,684	-
Special payables	182,046	-
Investment payable	487,535	-
Other payables	3,074,108	3,309,246
Other payable - related party	175,679	-
Due to related party	904,651	139,430
Total Current Liabilities	14,849,158	9,880,133

Stockholders' Equity:
Common shares, ($0.001 par value, 100,000,000 shares authorized as of September 30, 2014 and 50,000,000 shares authorized as of December 31, 2013,
27,763,000 and 13,964,000 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively)	27,763	13,964
Additional paid in capital	51,883,772	18,094,200
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	22,271,371	19,538,507
Accumulated other comprehensive income	3,853,357	4,046,055
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	80,452,910	44,109,373
Noncontrolling interest	1,586,475	437,545
Total Stockholders' Equity	82,039,385	44,546,918
Total Liabilities and Stockholders' Equity	$96,888,543	$54,427,051

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$11,476,257	$8,728,050	$29,237,480	$22,958,392
Cost of goods sold	8,843,378	7,824,400	24,551,822	21,525,720
Gross profit	2,632,879	903,650	4,685,658	1,432,672

Operating expenses:
General and administrative expenses	899,475	493,401	2,517,284	2,022,984
Selling expenses	170,520	179,173	561,018	299,423
Total operating expenses	1,069,995	672,574	3,078,302	2,322,407

Income (loss) from operations	1,562,884	231,076	1,607,356	(889,735)

Other income (expense):
Interest expense	(188,571)	(69,738)	(417,386)	(399,536)
Subsidy income	449,075	8,634	468,620	103,972
Replacement compensation	-	-	987,057	-
Other income, net	79,422	3,483	87,535	43,622
Total other incomes (expenses)	339,926	(57,621)	1,125,826	(251,942)

Income (loss) before income taxes	1,902,810	173,455	2,733,182	(1,141,677)

Income taxes	-	-	37,751	-
Net income (loss)	1,902,810	173,455	2,695,431	(1,141,677)
Net loss (income) attributable to noncontrolling interest	(89,584)	116,574	37,433	316,963
Net income (loss) attributable to Aoxin Tianli Group, Inc. common stockholders	1,813,226	290,029	2,732,864	(824,714)

Other comprehensive income:
Unrealized foreign currency translation adjustment	24,578	529,925	(212,914)	1,134,730

Comprehensive income	$1,837,804	$819,954	$2,519,950	$310,016

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	24,387,167	11,204,000	19,338,389	11,198,444

Continuing operations - Basic & diluted	$0.08	$0.03	$0.14	$(0.07)
Discontinued operations -Basic & diluted	$-	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,695,431	$(1,141,677)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,826,764	2,438,385
Amortization of prepaid expenses	248,341	243,850
Bad debt expense	35,509	-
Stock-based compensation	-	5,600
Subsidy income	(449,094)	-
Loss from disposal of biological assets	66,593	-
Changes in operating assets and liabilities:
Notes receivable	(309,159)	-
Accounts receivable	(184,483)	(141,546)
Inventories	2,006,292	(104,833)
Advances to suppliers	565,772	(50,055)
Prepaid expenses	(217,440)	-
Other receivables	918,101	(976,600)
Long-term prepaid expenses	(172,388)	-
Accounts payable and accrued payables	530,941	(48,884)
Advances from customers	102,368	-
Special payables	81,358	-
Other payables	(804,751)	736,817
Total adjustments	5,244,724	2,102,734
Net cash provided by operating activities	7,940,155	961,057

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	(1,083,100)	-
Cash paid for acquisitions	(6,100,219)	-
Purchase of biological assets	-	(339,282)
Purchase of plant and equipment	(58,932)	(486,045)
Net cash used in investing activities	(7,242,251)	(825,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	-	160,948
Proceeds from capital contribution	22,760,000	2,596,080
Due to (from) related party	627,068	-
Repayment of short-term loans	(2,082,757)	(5,592,931)
Proceeds from short-term loans	2,408,188	772,549
Net cash provided by financing activities	23,712,499	(2,063,354)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,960	167,577

NET INCREASE (DECREASE) IN CASH	24,450,363	(1,760,047)

CASH, BEGINNING OF PERIOD	10,087,694	7,477,205

CASH, END OF PERIOD	$34,538,057	$5,717,158

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$478,123	$343,832
Income tax paid	$37,751	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Property purchase with prepayments made through due from related party	$4,723,858	$-
Acquisition payments made through issuances of shares	$9,909,742	$-

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking.”) All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, Hang-ao, and OV Orange. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao, including its wholly owned subsidiary, Sanqiang, and OV Orange including its wholly owned subsidiary, Optical Networking, are reflected in the Company’s financial statements from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company. HCS, WFOE Fengze, Tianzhili, Hang-ao, Sanqiang, OV Orange, and Optical Networking are sometimes referred to as the “subsidiaries”.  Aoxin Tianli, its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for consideration of RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu to execute the letter of intent dated on October 6, 2014. On November 11, 2014, the consideration of RMB 24 million or $3.9 million had been collected

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may-be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the Stock Purchase Agreement and its purchase from the Company of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 14.68% of the Company’s outstanding common shares.

Wuhan Optical Valley Orange Technology Co., Ltd. is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry. OV Orange is also a sole shareholder of Optical Networking. On November 10, 2014, OV Orange had entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, Hefeng, as well as Hang-ao, Sanqiang, OV Orange, and Optical Networking. All material intercompany accounts and transactions have been eliminated in consolidation.  The 12% equity interest holders in Hang-ao and the 5% equity interest holder of OV Orange will be accounted as noncontrolling interest in the Company’s consolidation financial statements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company accrued allowance for doubtful accounts of $158,653 and $10,178 at September 30, 2014 and December 31, 2013.

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

Advances to Suppliers

Advances to suppliers at September 30, 2014 and December 31, 2013 totaled $1,133,717 and $1,612,492, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. Included in advances to suppliers as of September 30, 2014 and December 31, 2013, the Company had prepayments of $882,732 and $1,440,167, respectively, to its premix feed supplier.

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

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Vehicles	5-10 years
Office equipment	3-5 years
Research equipment	3-20 years
Production equipment	3-20 years

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Construction in Progress

Construction in progress consists of amounts expended for feeding facility upgrade. Once the upgrade is finished, the construction in progress assets are categorized as production equipment and are then accounted for in plant and equipment. Assets accounted for as plant and equipment are used in the Company’s production process, whereupon they are depreciated over their estimated useful lives.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets are land use rights, acquired distribution network and patents acquired as a result of the Hang-ao and OV-Orange acquisitions. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights, the remaining lives of patents  and 10 year life of acquired distribution network.

Intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
Amortizable intangible assets:
Carrying amount:
Land use rights	$1,722,917	$1,735,042
Distribution network	1,926,980	-
Patents	7,364,122	-
Others	7,916	-
Total carrying amount	11,021,935	1,735,042

Accumulated amortization:
Land use rights	(291,257)	(254,411)
Distribution network	(96,349)	-
Patents	(1,084,200)	-
Others	(2,286)	-
Total accumulated amortization	(1,474,092)	(254,411)
Total intangible assets, net	$9,547,843	$1,480,631

During the first quarter of 2014, we made cash payments totaling $1.1 million to acquire 40% noncontrolling interest of Tianzhili, one of our consolidated entities. These cash payments are reported as an investing activity in the “Cash paid for purchase of noncontrolling interest” caption of our consolidated statement of cash flows.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2014	$494,053
2015	$1,014,363
2016	$1,014,363
2017	$1,014,363
2018	$1,014,363
Thereafter	$4,996,338

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Emerging Business	Total
Land use rights	$1,722,917	$-	$-	$1,722,917
Distribution network	-	1,926,980	-	1,926,980
Patents	-	-	7,364,122	7,364,122
Others	-	-	7,916	7,916
Less: accumulated amortization	(291,257)	(96,349)	(1,086,486)	(1,474,092)
Balance as of September 30, 2014	$1,431,660	$1,830,631	$6,285,552	$9,547,843

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2014 and 2013, the Company had recorded no impairment charges at its long-lived assets.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of September 30, 2014 and December 31, 2013, the Company reported deferred income of $340,684 and $0, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized subsidy income of $449,094 and $0 from its deferred incomes based on results of using the percentage of completion method.

Special Payables

Special payables are the subsidy received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are go-through payables. As of September 30, 2014 and December 31, 2013, the Company reported $182,046 and $0, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from (1) the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers, (2) selling electro-hydraulic servo devices and providing maintenance services, and (3) delivering optical fiber hardware and software solutions for the security and protection industry. From September 30, 2011 until June 15, 2012, the Company also generated revenue from selling specialty pork products to retailers. In the second quarter of 2013, the Company resumed selling specialty pork products to retailers.

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

Revenues generated from sales of electro-hydraulic servo devices, providing maintenance services, and sales of optical fiber hardware and software solutions are recognized upon shipment and transfer of title or performance of the maintenance service.. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is based on an estimated of the number of service person hours necessary to render a service and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the nine months ended September 30, 2014 and 2013, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

Starting from the second quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter, the Company is operating in two segments, hog farming and retail. However, after completion of the Hang-ao and OV Orange acquisitions, the Company has determined to establish another segment, the emerging business segment, in which it includes its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. As of September 30, 2014, the Company is operating in three segments, hog farming, retail, and emerging business.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2014 and December 31, 2013.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products and optical fiber products and services are subject to the 25% enterprise income tax. Since OV Orange is certified as a new high technology company, OV Orange is enjoying a 15% preferential enterprise income tax rate until 2015. Tianli is incorporated in the British Virgin Islands.  Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered; the balance of the Company’s operations are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s retail operations, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine month periods ended September 30, 2014 and 2013.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Foreign Currency Translation

As of September 30, 2014 and December 31, 2013, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.15 per US dollar and RMB 6.11 per US dollar as of September 30, 2014 and December 31, 2013, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2014 and 2013, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.15 and RMB 6.21 per US dollar for the nine months ended September 30, 2014 and 2013, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

As of September 30, 2014 and December 31, 2013, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Repurchase of 40% Noncontrolling Interest

On March 22, 2014, the Company acquired the 40% minority equity interest in Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”) for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became the wholly owned subsidiary of the Company.

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

Acquisitions

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	1,047,000	$2.13	$2,230,110
Cash			6,825,495
Total purchase price			$9,055,605
Acquired assets and liabilities:
Cash			$215,236
Current assets			8,121,512
Fixed assets			2,036,448
Intangible assets			3,684,084
Liabilities			(3,766,820)
			10,290,460
Percentage of acquired equity			88%
88% of acquired assets and liabilities			9,055,605
Purchase price			9,055,605
Goodwill			$-

Amount
Acquired assets and liabilities, net	$10,290,460
Percentage of equity	12%
Noncontrolling Interest	$1,234,855

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may-be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the Stock Purchase Agreement and its purchase from the Company of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 14.68% of the Company’s outstanding common shares.

Wuhan Optical Valley Orange Technology Co., Ltd. is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	2,552,000	$1.95	$4,976,400
Cash			-
Total purchase price			$4,976,400
Acquired assets and liabilities:
Cash			$690,990
Current assets			3,881,918
Long-term prepaid expenses			1,282,037
Fixed assets			376,075
Intangible assets			2,699,753
Liabilities			(3,692,458)
			5,238,315
Percentage of acquired equity			95%
95% of acquired assets and liabilities			4,976,400
Purchase price			4,976,400
Goodwill			$-

Amount
Acquired assets and liabilities, net	$5,238,315
Percentage of equity	5%
Noncontrolling Interest	$261,915

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2014	2013
Accounts receivable	$1,266,217	$266,785
Less: Allowance for doubtful accounts	(158,653)	(10,178)
	$1,107,564	$256,607

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $35,509 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials—hogs	$866,669	$1,750,125
Work in process—biological assets	3,683,427	4,643,256
Infant hogs	4,468,356	4,968,112
Finished goods—specialty pork products	144,913	209,205
Raw materials	313,919	-
Work in process	1,527,491	-
Finished goods	624,162	-
Less: inventory reserve	(85,313)	(85,912)
	$11,543,624	$11.484,786

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2014 and December 31, 2013, the Company determined that there were write downs of $0 and $85,912, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. As of September 30, 2014 and December 31, 2013, advances to suppliers amounted to $1,133,717 and $1,612,492, respectively.

Included in advances to suppliers as of September 30, 2014 and December 31, 2013, the Company had prepaid $882,732 and $1,440,167 to the Company’s premix feed supplier.

NOTE 6—OTHER RECEIVABLES

At September 30, 2014 and December 31, 2013, the Company reported other receivables of $1,292,580 and $1,181,078, respectively, including an allowance for doubtful receivables of $162,626 and $61,485.

The balances as of September 30, 2014 and December 31, 2013 included a deposit of $162,512 and $163,655 to a professional loan guarantee service company for short-term loans from Shanghai Pudong Development Bank.

On September 30, 2014 and December 31, 2013, the Company loaned $859,476 and $0 to three of its customers. The loans bear no interest and are not collateralized. Those loans were expected to be collected in the fourth quarter of 2014.

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

NOTE 7—LOAN RECEIVABLES – RELATED PARTY

At September 30, 2014 and December 31, 2013, the Company reported loan receivables of $2,762,700 and $0 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has an indirect investment relationship with the Company.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Blueeye. Those loans were due on December 18 and December 23, 2014 with 5% interest rate charge, but no collateral or guarantee offered.

NOTE 8—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture and a prepayment to Huazhong University of Science and Technology for a research project.. The prepaid rental expenses and research expense are being amortized using the straight-line method over the lease term of 21.33 years and cooperative term of 15 years.

Long-term prepaid expenses at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Long-term prepaid rental expenses	$1,910,573	$1,835,644
Long-term prepaid research expenses	$1,625,118	$-
Less: Accumulated amortization	(653,795)	(229,456)
	$2,881,896	$1,606,188

Amortization expense for the nine months ended September 30, 2014 and 2013 was $167,488 and $63,467, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $223,317 per annum.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2014	2013
Buildings	$30,964,246	$26,254,084
Vehicles	861,751	738,438
Office equipment	605,615	535,206
Production equipment	4,405,181	2,618,167
Research equipment	914,449	2,618,167
	37,751,242	30,145,895
Less: Accumulated depreciation	(9,126,983)	(6,960,163)
	$28,624,259	$23,185,732

Depreciation expense was $1,763,920 and $1,380,653 for the nine months ended September 30, 2014 and 2013, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for upgrading the Company’s feed processing facility. Once construction is completed, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of September 30, 2014 and December 31, 2013, the construction in progress was $50,541 and $50,897, respectively, for upgrading the feed processing facility.

NOTE 11—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2014	2013
Breeding hogs	$6,789,399	$7,120,342
Less: Accumulated amortization	(4,546,886)	(3,843,502)
	$2,242,513	$3,276,840

Amortization of the biological assets, included as a component of inventory, for the nine month periods ended September 30, 2014 and 2013 was $946,102 and $1,080,455, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 12—INTANGIBLE ASSETS

Included in the intangible assets are land use rights, acquired distribution network, and patents owned by Hang-ao and OV Orange. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

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

Intangible assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Land use rights	$1,722,917	$1,735,042
Distribution network	1,926,980	-
Patents	7,364,122	-
Others	7,916	-
Less: Accumulated amortization	(1,474,092)	(254,411)
	$9,547,843	$1,480,631

Amortization expense for the nine month periods ended September 30, 2014 and 2013 was $233,469 and $35,609, respectively.

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $1,014,363 per annum.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 13—SHORT-TERM LOANS

As of September 30, 2014 and December 31, 2013, the short-term loans are as follows:

	September 30, 2014	December 31, 2013
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by June 19, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$-	$785,546
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.2%, due by December 4, 2014, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili,, secured by certain assets of the Company.	1,625,118	1,636,554
Loan payable to Communication Bank of China, annual interest rate of 7.28%, due by December 16, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	1,625,118	1,636,554
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by November 6, 2014 with collateral provided by Mr. Xin Zhang.	845,061	851,008
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 7.8%, due by December 3, 2014, with collateral provided by Wuhan East Lake Hi-Tech Innovation Center.	1,462,606	1,472,899
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	1,137,582	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company.	487,535	-
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by August 4, 2015 guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	780,057	-
	$7,963,077	$6,382,561

During the nine months ended September 30, 2014, the Company paid $40,679 to a guarantee service provider for providing the guarantee of the loans from Shanghai Pudong Development Bank and $14,059 to Wuhan Aoxin Investment and Guarantee Services, Co., Ltd., a related party whose major shareholder has indirect investment relationship with the Company. No such payment was made during the nine months ended September 30, 2013. Amount of $54,738 and $114,122 were recorded as financial expense for the nine months ended September 30, 2014 and 2013, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 14—INVESTMENT PAYABLE

On April 9, 2014, one of the Company’s subsidiaries, Hang-ao, entered into a share purchase agreement with the shareholders of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to obtain 100% of the equity of Sanqiang for compensation of RMB 6 million or $975,000 in cash. As of September 30, 2014 and December 31, 2013, the Company reported $487,535 and $0 as amounts remaining to be paid pursuant to this Agreement.

NOTE 15—OTHER PAYABLES

Other payables at September 30, 2014 and December 31, 2013 were $3,074,108 and $3,309,246, respectively. Included in other payables as of September 30, 2014 and December 31, 2013 were mainly deposit payables of $2,948,894 and $3,255,504.

Since December 31, 2011, the Company signed 8 joint development agreements with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2014 and December 31, 2013, deposits from farmers were $2,948,894 and $3,255,504, respectively.

The amortization of deposit payables for the nine months ended September 30, 2014 and 2013 was $284,215 and $121,799, respectively. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2014	$378,953
2015	$378,953
2016	$378,953
2017	$378,953
2018	$378,953
Thereafter	$1,054,129

NOTE 16—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due from related party

The amount due from related party was $193,796 and $0 as of September 30, 2014 and December 31, 2013, respectively. The amount due as of September 30, 2014 included a security deposit of $78,006 to Wuhan Aoxin Investment and Guarantee Serivce Co., Ltd. who provided a guarantee of a bank loan of $780,057 from Wuhan Rural Commercial Bank. Additionally, the Company also provided working capitals of $34,534 and $81,256 to Wuhan Blueeye Photo-electricity Industry Co., Ltd. and Hubei Ao-chang Investment Co., Ltd., respectively, for operating purposes. Such advances are non-interest bearing and due upon demand.

Other payable – related party

On October 10, 2013, Hang-ao entered into a real estate purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a  two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao had paid $4.7 million in 2013 and those apartments were transferred to the Company in 2014. As of September 30, 2014 and December 31, 2013, the Company reported an outstanding real estate payable of $175,679 and $0, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is a shareholder of the Company.

Due to related party

The amount due to related party was $904,651 and $139,430 as of September 30, 2014 and December 31, 2013, respectively. The amount represented the advances of $45,866 from the Company’s shareholder and former chief executive officer, Ms. Hanying Li, and $858,785 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and due upon demand.

Issuance of common shares

On April 10, 2014, the Company entered into a subscription agreement with Mr. Ping Wang, the Chairman and CEO, for the issuance and sale of 2,600,000 of the common shares for a purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

On August 18, 2014, the Company sold to Hubei Aoxin Science and Technology Group Co., Ltd., 3,000,000 common shares for a purchase price of $7,200,000, or $2.40 per share, pursuant to a Subscription Agreement. After giving effect to the sale, Hubei Aoxin Science and Technology Group Co., Ltd., owned approximately 11.90% of the Company’s outstanding common shares. As a condition of the sale, Hubei Aoxin Science and Technology Group Co., Ltd., agreed not to sell the shares for 12 months and thereafter at not less than $2.40 per share. The Company did not pay any brokerage or other commissions to an underwriter, broker-dealer or other person in connection with the sale. Mr. Ping Wang, the Company’s Chairman and CEO, is the Chairman and a principal shareholder of Hubei Aoxin Science and Technology Group Co., Ltd.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 17—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares, $0.001 par value, and as of September 30, 2014 and December 31, 2013, it had 27,763,000 shares and 13,964,000 shares issued and outstanding, respectively.

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

On August 15, 2013, the Company issued 10,000 shares of the Company’s common stock to an investor relationship consulting firm for its 2013 consulting services. The shares were valued at $6,900 and recognized as compensation cost as part of the Company’s general and administrative expenses.

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

On April 10, 2014, the Company entered into a subscription agreement with Mr. Ping Wang, the Chairman and CEO, for the issuance and sale of 2,600,000 of the common shares  for a purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

On June 6, 2014, the Company sold and issued 1,600,000 shares of the Company’s common stock to Mr. Houliang Yu, an independent third party, at $2.4 per share. The shares were valued at $3,840,000.

On July 15, 2014, the Company acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”) for consideration of $9 million, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of the Company.

On August 18, 2014, the Company sold to Hubei Aoxin Science and Technology Group Co., Ltd., 3,000,000 common shares for a purchase price of $7,200,000, or $2.40 per share, pursuant to a Subscription Agreement. After giving effect to the sale, Hubei Aoxin Science and Technology Group Co., Ltd., owned approximately 11.90% of the Company’s outstanding common shares. As a condition of the sale, Hubei Aoxin Science and Technology Group Co., Ltd., agreed not to sell the shares for 12 months and thereafter at not less than $2.40 per share. The Company did not pay any brokerage or other commissions to an underwriter, broker-dealer or other person in connection with the sale. Mr. Ping Wang, the Company’s Chairman and CEO, is the Chairman and a principal shareholder of Hubei Aoxin Science and Technology Group Co., Ltd.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”) in exchange for 2,552,000 of the Company’s common shares.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 17—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of September 30, 2014 and December 31, 2013 and the activity during the nine months ended September 30, 2014.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	26,000	$6.00	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2014	26,000	$6.00	210,000	$7.21
Exercisable at September 30, 2014	26,000	$6.00	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 2.25 years and 0.75 year, respectively. The market value of the Company’s common stock was $2 and $2.18 as of September 30, 2014 and December 31, 2013, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2014 and December 31, 2013 was $0.

NOTE 18—STATUTORY RESERVES

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 as of September 30, 2014 and December 31, 2013.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 19—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2014 and December 31, 2013, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the nine months ended September 30, 2014 and 2013, no customer accounted for more than 10% of the Company’s revenue.

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

NOTE 20—GOVERNMENT SUBSIDIES

The Company reported $468,620 and $103,972 in subsidy income during the nine months ended September 30, 2014 and 2013. The subsidy income included $19,526 and $103,972 cash received in the nine months ended September 30, 2014 and 2013, respectively for recurring breeder hog subsidies. Additionally, the Company recognized subsidy income of $449,094 from its deferred incomes in September 2014 based on its research progress. The research project is scheduled to be finished in the middle of 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 21—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2014 and December 31, 2013.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2014 and 2013 was $64,296 and $64,745, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2014 under all non-cancelable leases for years ending December 31:

Operating Leases
2014 (full year)	$85,728
2015	$85,728
2016	$85,728
2017	$85,524
2018	$84,914
Thereafter	$1,634,241

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 21—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program. As of September 30, 2014, the Company had provided funds totaling RMB 69,194,000 or $11.24 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. All construction had been completed in 2013 and became fixed assets of the Company. No additional investment was made after December 31, 2013.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

NOTE 22—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of September 30, 2014, the Company has three operating segments, “Hog Farming,”  “Retail,” and “Emerging Business”. The hog farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program that were sold to meat processors. The Company’s retail segment consists of the selling of specialty pork products through supermarkets, restaurants, and hotels. The emerging segment represents the Company’s operations in electro-hydraulic servo control and optical fiber hardware and software solutions

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the nine months ended September 30, 2014 and 2013 is set forth below.  The results of operations of Hang-ao and OV Orange are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company:

Nine Months Ended September 30, 2014	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$26,456,089	$874,593	$1,906,798	$29,237,480
Inter-segment revenues	-	-	-	-
Revenues from external customers	$26,456,089	$874,593	$1,906,798	$29,237,480
Segment income (loss)	$2,036,308	$(17,717)	$1,131,977	$3,150,568
Unallocated corporate loss				(455,137)
Income before income taxes				2,695,431
Income taxes				37,433
Net income				$2,732,864
Other segment information:
Depreciation and amortization	$2,475,949	$171,793	$179,022	$2,826,764

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 22—SEGMENT INFORMATION (CONTINUED)

Nine Months Ended September 30, 2013	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$22,718,396	$239,996	$-	$22,958,392
Inter-segment revenues	-	-	-	-
Revenues from external customers	$22,718,396	$239,996	$-	$22,958,392
Segment income (loss)	$(698,892)	$(43,249)	$-	$(742,141)
Unallocated corporate loss				(399,536)
Income before income taxes				(1,141,677)
Income taxes				-
Net income				$(1,141,677)
Other segment information:
Depreciation and amortization	$2,438,385	$-	$-	$2,438,385

Condensed financial information with respect to these reportable business segments for the three months ended September 30, 2014 and 2013 is as follows:

Three Months Ended September 30, 2014	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$9,324,484	$244,975	$1,906,798	$11,476,257
Inter-segment revenues	-	-	-	-
Revenues from external customers	$9,324,484	$244,975	$1,906,798	$11,476,257
Segment income (loss)	$962,349	$(1,981)	$1,131,977	$2,092,345
Unallocated corporate loss				(189,535)
Income before income taxes				1,902,810
Income taxes				-
Net income				$1,902,810
Other segment information:
Depreciation and amortization	$855,301	$46,156	$179,022	$1,080,479

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 22—SEGMENT INFORMATION (CONTINUED)

Three Months Ended September 30, 2013	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$8,539,829	$188,221	$-	$8,728,050
Inter-segment revenues	-	-	-	-
Revenues from external customers	$8,539,829	$188,221	$-	$8,728,050
Segment income (loss)	$244,314	$(42,922)	$-	$201,392
Unallocated corporate loss				(27,937)
Income before income taxes				173,455
Income taxes				-
Net income				$173,455
Other segment information:
Depreciation and amortization	$828,278	$-	$-	$828,278

Condensed financial status with respect to these reportable business segments as of September 30, 2014 and December 31, 2013 is as follows:

As of September 30, 2014	Hog Farming	Retail	Emerging Business	Consolidated
Total segment assets	$72,754,241	$528,787	$23,505,517	$96,788,545
Other unallocated corporate assets				99,998
				$96,888,543
Other segment information:
Expenditures for segment assets	$58,932	$1,083,100	$6,100,219	$7,242,251

As of December 31, 2013
Total segment assets	$53,991,058	$414,078	$-	$54,405,136
Other unallocated corporate assets				21,915
				$54,427,051
Other segment information:
Expenditures for segment assets	$701,923	$48,636	$-	$750,559

NOTE 23—SUBSEQUENT EVENTS

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell him 100% of the equity of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. for consideration of RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu to execute the letter of intent dated on October 6, 2014. On November 11, 2014, the consideration of RMB 24 million or $3.9 million had been collected

During October, 2014, Hang-ao, one of the Company’s subsidiaries, entered into a confidentiality agreement with Mr. Fawei Qiu who held 12% of the equity of Hang-ao. According to the agreement, Mr. Fawei Qiu is forbidden to disclose any knowledge, business secret, technology, and information he learns from the Company to any third party without the Company’s pre-approval. Additionally, this agreement includes a non-compete clause to prevent Mr. Fawei Qiu from entering or starting a business or profession or trade in competition against Hang-ao.

On November 10, 2014, OV Orange, one of the Company’s subsidiaries, entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO, to sell 100% of the equity of Wuhan Orange Optical Networking Technology Development Co., Ltd. for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

On October 1, 2014, options to purchase 70,000 common shares were granted to the non-employee directors of the Company at an exercise price of $2.50 per share, exercisable until October 1, 2021.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and to restaurants, hotels and other outlets. We have also initiated sales of specialty processed black hog meat through the internet. On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District or Farm 8. We were advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. We finished our evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $988,021 on June 2014. However, the final amount of our evacuation costs and losses from the farm shutdown that will be reimbursed by Caidian District are still undetermined. We will maintain minimum personnel in the Caidian Farm or Farm 8 until the final determination of our evacuation cost and losses to be reimbursed have been determined.

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

During 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it will distribute black hogs through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other Outlets in the greater Wuhan City area.

Since July this year, Our management has determined to diversify our operations by acquiring various emerging high technology companies. With the background and experience of our Chairman and CEO, we are confident we will be able to locate suitable target companies from different industries.

On July 15, 2014, we acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, we became the holder of 88% of the equity of Hang-ao for consideration of $9,039,780, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engages in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain level of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The target net incomes are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016.

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. for consideration of RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu to execute the letter of intent dated on October 6, 2014. On November 11, 2014, the consideration of RMB 24 million or $3.9 million had been collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may-be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the Stock Purchase Agreement and its purchase from the Company of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 14.68% of the Company’s outstanding common shares.

Wuhan Optical Valley Orange Technology Co., Ltd. is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry. OV Orange was also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking.”) On November 10, 2014, OV Orange had entered into a share sale agreement with Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

The results of operations of Hang-ao and OV Orange are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.   The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. If successfully implemented, this program should allow us to profit from the black hogs grown by the participating farmers who will be obligated to purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. Achievement of any of the program’s goals and the need for financing are dependent upon the participation, cooperation and skills of local farmers. Given the long term of this project, it is likely that there will be continued negotiation of various issues that arise during the life of the project. After providing the financing necessary for completion of the construction for 798 farms, we decided to temporarily stop providing capital to the program and focus on our black hog retail operations and now the acquisition of companies in other industries.

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment, we derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

In our retail segment, we generate our revenues from selling black hogs to restaurants, hotels, and through supermarkets and the Internet.

 In our emerging segment, we sell electro-hydraulic servo devices and provide maintenance services, and sell optical fiber hardware and software solutions for the security and protection industry. Revenues generated from the sales of electro-hydraulic servo devices, providing maintenance services, and optical fiber hardware and software solutions are recognized upon shipment and transfer of title or provision of the service. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the nine months ended September 30, 2014, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

We receive subsidies from the government for operating our farms, as well as financial support from the government for some of our research projects. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, for the acquisition of certain operating equipment, or for specific research projects. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

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

Revenues resulting from the sale of our emerging business segment. Part of our revenues and operating margin results from sales of electro-hydraulic servo devices and optical fiber hardware and software solutions for the security and protection industry. The market for products involved in the application of new technologies into the Chinese market continually evolves as Chinese manufacturing enterprises modernize their systems. Often, these products are initially introduced to the Chinese market by foreign developers. For Chinese producers of these products to be competitive they must demonstrate that they have mastered these products which generally require that they spend money on research and development and maintain staff to develop new technologies. At the same time, they need to build up brand awareness. A significant product defect or apparent inability to master relevant technology would very likely significantly reduce our overall profit margin.

Government action in our industry. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit. Likewise it is possible that the government could implement some form of price controls that adversely impact our ability to price our products so as to recover increases in costs such as feed.

Competition and subsidies. While the hog farming industry in Hubei province and the Wuhan City area includes a large number of farms, many of those farms are smaller farms that sell relatively few hogs per year. We believe the incentives being given to farms that reach specified annual production capacities are likely to result in a consolidation of the industry. Our ability to increase our production capacity and thus to qualify for these incentives for our operations allows us to receive non-recurrent benefits from these subsidies, as well as to benefit from increased economies of scale in our operations.  Additionally, the markets for electro-hydraulic servo devices and optical fiber products are mainly dominated by major foreign producers which constitute strong competition for Chinese companies seeking to enter these markets. Our products and technologies may not be able to compete with other competitors which have more experienced at developing new innovations. Our ability to receive certain subsidies from the government is dependent upon our being able to maintain our production technologies and thus to qualify for incentives for our research and development efforts.

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

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs for sale, we incur a number of costs that represent the costs of goods sold. We must purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition to these items, cost of goods sold includes expenses such as the amortization of the sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense, and sewage charges. For our electro-hydraulic servo devices and optical fiber products, based on historical experience, maintenance service calls and any related labor costs have been minimal. However, a significant product defect would very likely significantly increase our cost of goods sold.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses relates to the price of materials required to breed and raise hogs for sale. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary component of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover higher costs by charging higher prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Number of customers. The more customers we have, the greater the likelihood that related selling expenses, travel expenses and other similar costs will increase. At present, we sell substantially all of our hogs, electro-hydraulic servo devices and optical fiber products to a relatively small number of customers. We believe this concentration of customers in our hog sales has allowed us to focus our marketing and selling efforts.  However, we believe we will have to devote substantial marketing efforts to build our brand awareness with customers for our servo valves and optical fiber products, which may require substantial expenditures.

Number of farms and business we operate. We have acquired or constructed a number of hog farms in the last several years. As we operate more farms, our administrative expenses tend to increase in dollars terms. While we do not anticipate substantial expansion of our hog business, we do anticipate acquiring new businesses with emerging technologies, the acquisition of such businesses will also increase our administrative expenses.

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 8 joint development agreements, generally for periods of 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. As of September 30, 2014, we have constructed or purchased $11.24 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we decided to temporarily stop providing capital to the program and focus on our black hog retail operations and the acquisition of companies in other industries.

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company.

Comparison of the Results of Operations for the Three Months Ended September 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2014	2013	Net Change	Change
Sales	$11,476,257	$8,728,050	$2,748,207	32%
Cost of goods sold	8,843,378	7,824,400	1,018,978	13%
Gross profit	2,632,879	903,650	1,729,229	191%
Selling, general and administrative expenses	1,069,995	672,574	397,421	59%
Income from operations	1,562,884	231,076	1,331,808	576%
Interest expense, net	(188,571)	(69,738)	(118,833)	(170%)
Subsidy income	449,075	8,634	440,441	5101%
Relocation compensation from Farm 8 shutdown	-	-	-	n/a
Other income	79,422	3,483	75,939	2180%
Net other income (expense)	339,926	(57,621)	397,547	(690%)
Income before income taxes	1,902,810	173,456	1,729,355	997%
Income taxes	-	-	-	n/a
Net income	$1,902,810	$173,456	$1,729,355	997%

The following table sets forth information as to the gross margin for our three business segments for the three months ended September 30, 2014 and 2013 (dollars in thousands).

	Three Months Ended September 30, 2014
	Hog Farming	Retail	Emerging Business	Total
Revenues	$9,324	$245	$1,907	$11,476
Cost of goods sold	$7,638	$207	$998	$8,843
Gross profit	$1,686	$38	$909	$2,633
Gross margin %	18%	16%	48%	23%

	Three Months Ended September 30, 2013
	Hog Farming	Retail	Emerging Business	Total
Revenues	$8,540	$188	$-	$8,728
Cost of goods sold	$7,668	$156	$-	$7,824
Gross profit	$872	$32	$-	$904
Gross margin %	10%	17%	-	10%

Revenues. For the three months ended September 30, 2014, we had revenues of $11,476,257, as compared to revenues of $8,728,050 for the same period of 2013. Our revenues increased by $2,748,207 or approximately 32%. This growth in revenues was primarily attributable to (1) sales of black hogs raised by farmers participating in our black hog program, which increased $2 million, partly offset by the reduced market demand for our regular breeder and market hogs which decreased over $1.2 million, and (2) sales from our new acquired subsidiaries Hang-ao and OV Orange, which were included in our emerging business segment and contributed $1.9 million in our revenues,.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended September 30, 2014 and 2013.

Sales by Products

	Three Months Ended September 30,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	7,126	$259	$1,844,085	7,605	$282	$2,144,008
Market Hogs – regular hogs	20,696	$205	4,246,077	21,245	$219	4,646,502
Market Hogs – black hogs	14,325	$226	3,234,322	8,029	$218	1,749,319

Total	42,147	$221	$9,324,484	36,879	$232	$8,540,229

	Three Months Ended September 30,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	52,750	$5	$244,975	47,055	$4	$188,221
Total	52,750	$5	$244,975	47,055	$4	$188,221

We sold approximately 6% less breeder hogs and 3% less market hogs in the third quarter of 2014 than in the 2013 quarter. The selling price for breeder hogs in the third quarter of 2014 decreased 8% and the selling price for regular market hogs decreased 6% as compared to the prior year.  As a result, sales revenue attributable to breeder hogs decreased by 14% and sales attributable to market hogs decreased by 9%. The decreases in our regular hog sales were primarily attributable to: (1) the shutdown of our Farm 8 (Or Caidian Farm), which reduced our capacity; (2) an apparent decline in China pork market demand impacted by H7N9 avian flu; (3) preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs over the past years, and (4) the central government’s new policies to promote frugality and thrift, which forbid extravagance by government personnel which has reduced binge spending on gifts and unnecessary parties. This gradually changed food consumption habits and reduced pork demand as well. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs.

For the third quarter of 2014, we generated $3,479,297 in revenues through the sale of black hogs and black hog specialty pork products. We sold 14,325 black hogs as breeder and market hogs and 52,750 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business. In the same period of 2013, we sold 8,029 black hogs as breeder and market hogs which contributed $1,749,319 to our revenues and 47,055 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business which also contributed $188,221 in our revenues. The growth in our black hog operations was derived from our successful marketing and promoting activities since the fourth quarter of 2013 which helped us to build up brand awareness in consumers

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers.

The sales from our new acquired subsidiaries Hang-ao and OV Orange from their respective dates of acquisition, which were included in our emerging business segment, contributed $1.9 million to our revenues during the three months ended September 30, 2014.

Cost of goods sold. Cost of goods sold includes the cost of raw materials, feed, labor, depreciation, amortization, processing costs and other overhead costs. For the three months ended September 30, 2014, cost of goods sold was $8,843,378 as compared to $7,824,400 for the same period of 2013, an increase of $1,018,978, or 13%. Cost of goods sold related to the hog farming segment was $7,638,219 for the third quarter of 2014 as compared to $7,690,631 for 2013. Cost of goods sold for the retail segment was $206,727 for the third quarter of 2014 and $133,769 for the same period of 2013. Cost of goods sold for the emerging business segment was $998,432 for the third quarter of 2014. The major reason for our cost of goods sold increase was our newly acquired subsidiaries, Hang-ao and OV Orange. The year over year growth rate in our revenues from hog farming and retail segment was 10%.The year over year growth rate in our cost of goods sold was flat and benefited from reductions in feed prices. For example, the price of corn dropped 7% or RMB 0.2 per kilogram comparing the third quarter of 2014 and 2013. This reduction resulted in 24% and 29% decreases in our cost of goods sold for breeder hogs and regular market hogs.

Profit Margins. Our gross margin increased to 23% in the third quarter of 2014 from 10% in 2013. Our gross profit was $2,632,879 for the 2014 quarter as compared to $903,650 for the 2013 quarter. This increase in our gross profit reflected the contribution of $908,366 from our newly acquired subsidiaries and the impact of lower prices for feed costs discussed in the cost of goods sold section. The increase in our profit margin reflects both the improvement in our hog business and our newly acquired subsidiaries which operate at much higher profit margins than the hog business.

Our gross margin from hog farming was 18% in the third quarter of 2014 as compared to 10% in the 2013 quarter. The gross margins for breeder hogs were 37% and 29% in the third quarter of 2014 and 2013, respectively, and the gross margins for regular market hogs were 17% and 3% in the same periods of 2014 and 2013. The gross margins for black market hogs were 9% and 6% in the third quarters of 2014 and 2013. The gross margins from our specialty black hog pork products was 16% and 29% for the third quarter of 2014 and 2013. The increase in our gross margin for our regular breeder hogs, regular market hogs, and black hogs was a result of reduced feed purchase prices. Our sales from regular breeder hogs and market hogs decreased 14% and 9%, respectively. However, at the same time, our cost of goods sold decreased 24% and 22%, resulting in the growth in our gross margins. Although we are gradually building up the brand awareness of our specialty pork product, our market share did not allow us to enjoy economies of scale. Therefore, we continue to have low margins from specialty pork product sales.

Our gross margin from the emerging business segment was 48% in the third quarter of 2014, 42% from the sales of electro-hydraulic servo devices operated by Hang-ao and 73% from the sales of optical fiber products operated by OV Orange.

Expenses. Selling, general and administrative expenses increased by $397,421 in the third quarter of 2014 as compared to the same period in 2013. The increase was primarily the result of additional amortization of $96,470 for the acquired distribution network as a result of the repurchase of 40% noncontrolling interest, $35,509 from bad debt expense, , and $231,944 from the new acquired subsidiaries, Hang-ao and OV Orange.

Net Other Income (Expense). Net other expense increased from ($57,621) for the three months ended September 30, 2013 to net other income of $339,926 for the three months ended September 30, 2014, an increase of $397,547, which was primarily due to an increase of $449,094 from our subsidy income contributed from one of our research projects conducted by OV Orange, partially offset by the increase of $118,833 in our interest expense.

Income Taxes. Our hog farming and retail segments are exempt from the Chinese income tax and VAT. Our operations in electro-hydraulic servo devices and optical fiber products are subject to VAT taxes and corporate income tax. Our operations in optical fiber products are enjoy a preferential income tax rate of 15% which will be expired by 2015.

Net Income. Our net income for the three months ended September 30, 2014 and 2013 was $1,902,810 and173,455, respectively. The improvement to net income is primarily the result of our new acquisitions which contributed net income of approximately $1.2 million during the third quarter of 2014, and stable hog feed costs which helped us control our cost of goods sold and higher margin contributed by black hog sales, specifically black market hogs and specialty black hog meat sales.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2014	2013	Net Change	Change
Sales	$29,237,480	$22,958,392	$6,279,088	27%
Cost of goods sold	24,551,822	21,525,720	3,026,102	14%
Gross profit	4,685,658	1,432,672	3,252,986	227%
Selling, general and administrative expenses	3,078,302	2,322,407	755,895	33%
Income (loss) from operations	1,607,356	(889,735)	2,497,091	(281%)
Interest expense, net	(417,386)	(399,536)	(17,850)	4%
Subsidy income	468,620	103,972	364,648	351%
Relocation compensation for shutdown Farm 8	987,057	-	987,057	n/a
Other income	87,535	43,622	43,913	101%
Net other income (expense)	1,125,826	(251,942)	1,377,768	(547%)
Income (loss) before income taxes	2,733,182	(1,141,677)	3,837,108	(336%)
Income taxes	37,751	-	37,751	n/a
Net income (loss)	$2,695,431	$(1,141,677)	$3,837,108	(336%)

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2014 and 2013 (dollars in thousands).

	Nine Months Ended September 30, 2014
	Hog Farming	Retail	Emerging Business	Total
Revenues	$26,456	$875	$1,907	$29,238
Cost of goods sold	$22,924	$630	$998	$24,552
Gross profit	$3,532	$245	$909	$4,686
Gross margin %	13%	28%	48%	16%

	Nine Months Ended September 30, 2013
	Hog Farming	Retail	Emerging Business	Total
Revenues	$22,718	$240	$-	$22,958
Cost of goods sold	$21,318	$208	$-	$21,526
Gross profit	$1,400	$32	$-	$1,432
Gross margin %	6%	13%	-	6%

Revenues. For the nine months ended September 30, 2014, we had revenues of $29,237,480, as compared to revenues of $22,958,392 for the same period of 2013. Our revenues increased by $6,279,088 or approximately 27%. This growth in revenues was primarily attributable to (1) sales of black hogs raised by farmers participating in our black hog program which increased $5.6 million, and the initiation of our retail sales of specialty black hog products which increased $0.6 million, partially offset by a decrease of over $1.8 million from our sales of regular market hogs and breeder hogs, and (2) sales from our new acquired subsidiaries Hang-ao and OV Orange, which were included in our emerging business segment since the date of their respective acquisitions and contributed $1.9 million in our revenues. The impact of our newly acquired businesses on our results of operations was greater on our results of operations for the three months as opposed to the nine months ended September 30 as both of the businesses were acquired in the third quarter.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the nine months ended September 30, 2014 and 2013.

Sales by Products

	Nine Months Ended September 30,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	21,133	$264	$5,574,850	23,013	$271	$6,229,923
Market Hogs – regular hogs	63,492	$193	12,227,382	65,415	$197	12,880,184
Market Hogs – black hogs	39,180	$221	8,653,857	17,213	$210	3,608,689

Total	123,805	$214	$26,456,089	105,641	$215	$22,718,796

	Nine Months Ended September 30,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	181,802	$5	$874,593	58,711	$4	$239,996
Total	181,802	$5	$874,593	58,711	$4	$239,996

We sold approximately 8% less breeder hogs and 3% less market hogs in the first nine months of 2014 than in the same period of 2013. The selling prices for breeder hogs and regular market hogs during the nine months ended September 30, 2014 were essentially flat as compared to the same period of 2013.  As a result, sales revenue attributable to breeder hogs and market hogs decreased by 11% and 5%. The decreases in sales revenue from regular market hogs and breeder hogs were primarily attributable to: 1) the shutdown of our Farm 8 (Or Caidian Farm), which caused we have less regular hogs available for sales; (2) an apparent decline in China pork market demand impacted by H7N9 avian flu; (3) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (4) the central government’s new policies to promote frugality and thrift, which forbid extravagance by government personnel which has reduced binge spending on gifts and unnecessary parties. This gradually changed food consumption habits and reduced pork demand. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs.

For the nine months of 2014, we generated $9.5 million in revenues through the sale of black hogs and black hog specialty pork products. We sold 39,180 black hogs as breeder and market hogs and 181,802 kilograms of black hog meat were used to produce the specialty pork products sold in our retail business. In the same period of 2013, we sold 17,213 black hogs as breeder and market hogs which contributed $3.6 million to our revenues and 58,711 kilograms of black hog meat which contributed 0.2 million to our revenues.

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers.

The sales from our new acquired subsidiaries Hang-ao and OV Orange, which were included in our emerging business segment, contributed $1.9 million in our revenues during the nine months ended September 30, 2014.

Cost of goods sold. Cost of goods sold includes the cost of raw materials, feed, labor, depreciation, amortization, processing cost, and other overhead costs. For the nine months ended September 30, 2014, cost of goods sold was $24,551,822 as compared to $21,525,720 for the same period of 2013, an increase of $3,026,102, or 14%. Cost of goods sold related to the hog farming segment was $22,923,519 for the nine months of 2014 as compared to $21,339,849 for 2013. Cost of goods sold for the retail segment was $629,871 for the nine months of 2014 and $185,871 for 2013. Cost of goods sold for the emerging business segment was $998,432 for the third quarter of 2014. The major reason for our cost of goods sold increase was our newly acquired subsidiaries, Hang-ao and OV Orange, which were included in the emerging business segment. The year over year growth rate in our revenues from hog farming and retail segments was 19%.The year over year growth rate in our cost of goods sold was 9% and benefited from reductions in the purchase prices for our feeds. The reduction in feed prices contributed 21% and 17% to the decrease in our cost of goods sold for breeder hogs and regular market hogs.

Profit Margins. Our gross margin increased to 16% in the nine months ended September 30, 2014 from 6% in 2013. Our gross profit was $4,685,658 for the nine months ended September 30, 2014 as compared to $1,432,672 for the comparable period in 2013. This increase in our gross profit reflected the margins $908,366 from our newly acquired subsidiaries and the impact of reduced feed costs. Because we acquired Hang-ao and OV Orange in the third quarter, the impact of their contributions to our results for the nine months ended September 30, 2014, was not as great as the impact of their contributions on our 3 month results.

Our gross margin from hog farming was 13% in 2014 as compared to 6% in 2013. Our retail margin was 28% in 2014 and 13% in 2013. The gross margins for breeder hogs were 36% and 27% in the nine months ended September 30, 2014 and 2013, respectively, and the gross margins for regular market hogs were 7% and (2%) in the same period of 2014 and 2013. The gross margins for black market hogs were 8% and (1%) in 2014 and 2013. The gross margin from our specialty black hog pork products was 28% and 23% in 2014 and 2013. The increase in our gross margin for our regular breeder hogs was a result of reduced feed prices. Our revenues from regular breeder hogs and market hogs decreased 11% and 9%, respectively. However, at the same time, our cost of goods sold dropped 21% and 17%, resulting in the growth in our gross margins. Our black hog sales, whether as market hogs or specialty black hog products, benefited from our growing brand awareness and reduced feed costs.  The gross margins from black market hogs and specialty pork products benefitted from increases of 181% and 264% in our revenues from sales of market black hogs and specialty pork products, comparing the nine months ended September 30, 2014 to the comparable period of 2013. Additionally, our cost of goods sold for both sections of our black hog business increased 158% and 239%, respectively, less than the growth rates in revenues.

Our gross margin from the emerging business segment was 48% in the third quarter of 2014, 42% from the sales of electro-hydraulic servo devices operated by Hang-ao and 73% from the sales of optical fiber products operated by OV Orange.

Expenses. Selling, general and administrative expenses increased by $755,895 in the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily the result of additional amortization of $96,470 from the acquired distribution network resulting from the repurchase of 40% noncontrolling interest in Tianzhili, $35,509 from bad debt expense, $39,000 from payroll for increased personnel in our retail segment and our black hog retail operations which used an additional $270,248 in promoting and marketing expenses, and $231,944 from the new acquired subsidiaries, Hang-ao and OV Orange..

Net Other Income (Expense). Net other expense increased from ($251,942) for the nine months ended September 30, 2013 to net other income of $1,125,826 for the nine months ended September 30, 2014, an increase of $1,377,768, which was primarily due to relocation compensation of $987,057 for the shutdown of Farm 8 and an increase of $449,094 from our subsidy income contributed from one of our research projects conducted by OV Orange, which was partially offset by an increase in interest expense payment of $17,850.

Income Taxes. Our hog farming and retail segments are exempt from the Chinese income tax and VAT. With respect to our operations in electro-hydraulic servo devices and optical fiber products, we are subject to VAT taxes and corporate income tax. Our operations in optical fiber products enjoy a preferential income tax rate of 15% which will expire in 2015.

Net Income (Loss). Our net income (loss) for the nine months ended September 30, 2014 and 2013 was $2,695,431 and ($1,141,677), respectively. The improvement from a net loss to net income is primarily the result of the relocation compensation for the shutdown of Farm 8 and improved gross margin from our breeder hogs and regular market hogs resulting from stable hog feed costs which helped us control our cost of goods sold. Our new acquisitions also contributed net income of approximately $1.2 million during the nine months ended September 30, 2014,

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2014 our working capital was $38,692,333 as compared to $14,946,630 at December 31, 2013, reflecting the $22.76 million capital contribution from a private placement concluded during the nine months ended September 30, 2014. These funds are deposited in financial institutions located as follows:

	September 30, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	34,538,057	100%	10,087,694	100%
	$34,538,057	100%	$10,087,694	100%

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$7,940,155	$961,057
Net cash used in investing activities	(7,242,251)	(825,327)
Net cash provided by (used in) financing activities	23,712,499	(2,063,354)
Exchange rate effect on cash	39,960	167,577
Net cash inflow (outflow)	$24,450,363	$(1,760,047)

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2014 totaled $7,940,155. Cash flow pertaining to operating activities benefited from depreciation and amortization of $2,826,764, amortization of prepaid expenses of $248,341, an increase in bad debt expense of $35,509, a decrease in inventory of $2,006,292 and reduction in other receivables of $918,101 and were partially offset by non-cash subsidy income of $449,094, and the repayment of $804,751 of other payables.

Net cash provided by operating activities in the nine months ended September 30, 2013 totaled $961,057. Cash flow pertaining to operating activities reflected the Company’s net loss from continuing operations for the nine months ended September 30, 2013 of ($1,141,677), benefitted by depreciation and amortization of $2,438,385, stock-based expense of $5,600, and an increase in other payables of $736,817. These favorable factors were partially offset by increases in accounts receivable of $141,546, inventories of $104,833, advances to suppliers of $50,055, and a decrease in accounts payable of $976,600.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 totaled $7,242,251. This included $1,083,100 paid for the purchase of a 40% interest in one of our subsidiaries, Tianzhili, a cash payment of $6,100,219 for the Hang-ao acquisition, and $58,932 in equipment investment.

Net cash used in investing activities for the nine months ended September 30, 2013 totaled $825,327. This included $339,282 for additions to our breeder stock and $486,045 for purchases of new equipment.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2014, we had net cash provided by financing activities of $23,712,499. This included proceeds of $22.76 million from the sale of 10.2 million shares to our current Chairman and CEO, Mr. Ping Wang, and a related party, Hubei Aoxin Science and Technology Group Co., Ltd., and proceeds from renewed short-term loans of $2,408,188. These favorable factors were partially offset by the repayment of $2,082,757 in short-term loans.

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

In July and August 2014 we acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. and Wuhan Optical Valley Orange Technology Co., Ltd. as the initial steps in our plan to diversify our operations.  We anticipate that we will make additional acquisitions of growth companies in China in industries other than hog farming.  The consummation of such acquisitions will require that we deploy our capital and, possibly, seek to borrow funds or raise additional equity from the sale of our securities.  There is no guarantee that such debt or equity will be available on terms acceptable to us, if at all.  The sale of our equity will dilute the interests of or current shareholders.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to diff from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2014 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$7,963	$7,963	$-	$-	$-
Others	-	-	-	-	-
	$7,963	$7,963	$-	$-	$-

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

Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Buildings	20 years
Vehicles	5-10 years
Office equipment	3-5 years
Research equipment	3-20 years
Production equipment	3-20 years

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

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of September 30, 2014 and December 31, 2013, the Company reported deferred income of $340,684 and $0, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized subsidy income of $449,094 and $0 from its deferred incomes based on results of using the percentage of completion method.

Special Payables

Special payables are the subsidy received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are go-through payables.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from (1) the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers, (2) selling electro-hydraulic servo devices and providing maintenance services, and (3) delivering optical fiber hardware and software solutions for the security and protection industry. From September 30, 2011 until June 15, 2012, the Company also generated revenue from selling specialty pork products to retailers. In the second quarter of 2013, the Company resumed selling specialty pork products to retailers.

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

Revenues generated from sales of electro-hydraulic servo devices, providing maintenance services, and sales of optical fiber hardware and software solutions are recognized upon shipment and transfer of title or performance of the maintenance service.. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is based on an estimated of the number of service person hours necessary to render a service and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the nine months ended September 30, 2014 and 2013, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

Based on our assessment and the criteria discussed above, our management, including the Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

In an effort to remedy the foregoing material weaknesses in the future, we intend to develop a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

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

10.1
Equity Transfer Agreement dated November 10, 2014 among Wuhan Optical Valley Orange Technology Co., Ltd., Wuhan Aoxin Science & Technology Group Co., Ltd. and Mr. Deming Liu with respect to Wuhan Orange Optical Networking Technology Development Co., Ltd.

10.2
Equity Transfer Agreement dated November 10, 2014 among Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. and Fawei Qiu with respect to Beijing Sanqiang Tongwei Electromechanical Hydraulic Pressure Sci. & Tech. Development Co., Ltd.

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

AOXIN TIANLI GROUP, INC.

November 12, 2014	By:	/s/Ping Wang
Ping Wang Chief Executive Officer (Principal Executive Officer)

November 12, 2014	By:	/s/Jun WANG
Jun Wang Chief Financial Officer (Principal Financial and Accounting Officer)