Form 10-K
period 2014-12-31
AOXIN TIANLI GROUP, INC.
filed 2015-03-18
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $16,715,700, based upon a closing price of $2.05 per common share on June 30, 2014.

At March 16, 2015, the registrant had outstanding 33,183,000 common shares.

Documents incorporated by reference:  Not Applicable.

Form 10-K
Aoxin Tianli Group, Inc.

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements, and include, but are not limited to our ability to complete product orders, coordinate product design with customers, expand and grow distribution channels, political and economic factors in the People’s Republic of China, our ability to identify attractive acquisition candidates as part of our diversification strategy, dependence upon a limited number of large customers and other factors identified in this report.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Aoxin Tianli Group, Inc. (“Aoxin Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company (“WFOE”); Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”) wholly-owned by WFOE; Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company wholly-owned by Fengze (“Tianzhili”); and its affiliated companies, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd., a Chinese limited liability company (“Hang-ao”) and  Wuhan Optical Valley Orange Technology Co., Ltd.,  a corporation organized under the laws of the People’s Republic of China (“OV Orange”);

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2014 at RMB 6.1385 to $1.00 as compared to RMB 6.104 to $1.00 at December 31, 2013. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2014 and the year ended December 31, 2013 were RMB 6.1432 and RMB 6.1905, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

Part I

Item 1. Business

Our Company

We are a diversified company engaged in hog farming, the manufacture and marketing of electro-hydraulic servo-valves and the development of optical fiber hardware and software solutions for the security and protection industry.

Prior to July 2014, we were engaged exclusively in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC. We also distribute specialty processed black hog products under our self-developed trademark Xiduhei, through supermarkets and to restaurants, hotels and other outlets, and sell specialty processed black hog meat through the internet. We conduct our hog breeding operations through Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), a wholly-owned subsidiary of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., our wholly foreign-owned enterprise, or WFOE, and its subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”). Our efforts are focused on growing healthy, hearty hogs, including regular hogs and black hogs, for sale for breeding and meat purposes.

During 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, one of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of the equity purchase agreement, Tianzhili became Fengze’s wholly-owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it distributes black hogs through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other outlets in the greater Wuhan City area.

Prior to June 20, 2014, we controlled and consolidated the operations of Fengze through a series of contractual agreements as a variable interest entity or VIE.

On June 6, 2014, WFOE entered into a share purchase agreement with the principal stockholders of Fengze whereby WFOE would acquire 100% of the equity of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effective by the Wuhan Administrator for Industry & Commerce. WFOE acquired Fengze and became the holder of 100% of the equity interest of Fengze, and Fengze effectively became the wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former principal stockholders entered into a termination agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009, pursuant to which WFOE previously controlled Fengze. For a description of these agreements, see “Item 13 -Certain Relationships and Related Transactions.”

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash.

On August 26, 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry located in Wuhan, from the former owners of OV Orange, for 2,552,000 of our common shares, valued at $4,976,400. Under the terms of the acquisition agreement, 403,000 of those shares, which were to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares, were deposited in escrow (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the acquisition agreement.

If the net profit targets set forth in the acquisition agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 of our common shares issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares those for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange shares purchased by us during the three month period commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of our common shares and the shares of OV Orange at the time of the re-purchase, except that if the value of the common shares issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his common shares, but no additional consideration will be given to him.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the acquisition agreement and its purchase from us of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science and Technology Group Co., Ltd., owns a total of 4,075,000 common shares, representing approximately 12.28% of our common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

Corporate Information

Our principal executive office is located at Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and our Fax number is (+86) 27 8274 1687. Our website address is www.aoxintianli-china.com.

Our Corporate Structure

Aoxin Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Aoxin Tianli owns all of the outstanding capital stock of HC Shengyuan Limited (“HCS”), which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., or WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China. Fengze owns 100% of the equity interests of Tianzhili.

In 2014, we completed two acquisitions to diversify our business operations. As a result, we became the holder of 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”) and 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”).

Our current corporate structure is as follows:

Hog Farming Business

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

Beginning in the second quarter of 2013, we also started to market and distribute fresh black hog meat products through supermarkets and to hotels, restaurants and other retailers. In July 2014, we initiated sales of specialty processed black hog meat through the internet. We market our fresh black hog meat products through Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), a wholly owned subsidiary of WFOE, and use a self-developed trademark, Xiduhei.

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

Due to its central location, Hubei is well-known in China for the adaptability of its breeder hogs. Breeder hogs from the southern part of China tend to not tolerate the cold weather in northern China; similarly, breeder hogs from the northern part of China tend not to tolerate the heat of southern China. We have found that breeder hogs raised in Hubei tend to adapt well to variations in both north and south of China.

Wuhan City’s government was one of the first local governments to provide economic incentives to hog farms that reached certain production levels. Farms located within Wuhan Area that reach an annual production capacity of 10,000 hogs are eligible for a one-time grant of RMB 1.5 million (approximately $230,000). When a farm reaches 20,000 hog capacity, it is eligible for a grant of RMB 3 million (approximately $460,000), less any grant it received when its capacity reached 10,000 hogs.

Breeder Hogs and Market Hogs

We utilize a variety of purebred hogs at our farms. The primary purebred varieties that we utilize are the Yorkshire, Landrace and Duroc. We breed both purebred and cross-bred hogs in order to attain what we feel are the most desirable traits in the hogs produced in our farms.

In 2014 and 2013, 17% and 25%, respectively, of our revenues were derived from regular breeder hog sales, and 38% and 55%, respectively, were from regular market hog sales. In 2014, we generated 29%, 2%, and 3% revenues from black market hog, black breeder hog, and processed black pork products, respectively. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weigh about 220 – 240 pounds.

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

Our Retailing Efforts

Starting in 2013, we expanded our operations to include retail sales of our boxed fresh black hog meat through facilities we maintain at supermarkets and to hotels, restaurants and other retailers.  More recently we initiated sales of specialty processed black hog meat through the internet. We sell our products under our “Xiduhei” trademark through more than 12 supermarkets in Wuhan City and over 10 chain restaurants and hotels, primarily through a combination of a direct sales force and independent distributors. As of December 31, 2014 and 2013, our sales and marketing force consisted of approximately 60 and 70 employees in Wuhan City. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

Our fresh black hog meat marketing efforts focus on building up our brand awareness and customer loyalty. We host various meat tasting events and purchase advertising for TV, website, or print in order to maximize our selling opportunities. We work with distributors to persuade them to design new products to increase our product portfolio and introduce our products to a wider target market.

Based on our market research, reliable prompt delivery of boxed fresh black hog meat to our customers in response to orders is one of the major key factors in the sale of fresh pork to restaurants, hotels and other retailers. We utilize an innovative portable thermo cooler to carry our fresh black hog meat as gift box sets and work with a nationwide express shipping company to ensure on time and fresh delivery.

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

Servo-Valves Business

We operate our electro-hydraulic servo-valves business through our 88% owned subsidiary, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), which we acquired in July 2014.  Hang-ao, established in January 2013, is one of the leading privately-owned electro-hydraulic servo-valve manufacturers in Hubei Province. Electro-hydraulic servo-valves are extensively used in metallurgical machinery, engineering machinery, aviation, numerically-controlled machine tools, thermal power, military projects, petrochemical engineering, plastic products, experimental apparatus and other critical performance devices.

An electro-hydraulic servo valve (EHSV) is an electrically operated valve that controls how hydraulic fluid is ported to an actuator. Servo valves and servo-proportional valves are operated by transforming a fluctuating analogue or digital input signal into a smooth set of movements in a hydraulic cylinder. Servo valves can provide precise control of position, velocity, pressure and force with good post movement damping characteristics.

China’s Servo Valve Industry

Chinese manufacturers have only recently entered the market for servo valves. Beginning in 2000, a few Chinese manufacturers began to develop servo valve systems, often based on foreign products which then dominated the market.  The Chinese servo valves industry is benefiting significantly from the effort to modernize China’s manufacturing sector.  This growth creates an opportunity for domestic manufacturers to enter the market with new products. In 2011, China’s servo market grew to RMB 60 billion and domestic manufacturers captured approximately 16.3% of the market. The market for servo valves declined by 14.9% in 2012 but rebounded by 5% in 2013. It is projected that the portion of the market served by Chinese manufacturers will grow at a CAGR of 9.7% between 2010 and 2018 and reach RMB 8.4 billion by 2018.

Despite the rise of domestic manufacturers,  the market for servo valves in China is still dominated by approximately 10 foreign producers, including the US’s MOOG, Italy’s ATOS,  Germany’s Rexroth and EMG, with MOOG leading the market with about an 80% market share. The major domestic manufacturers, including No. 609 Institute of China National Aviation Corporation, No. 704 Institute of China State Shipbuilding Corporation, No. 18 Institute of Launch Vehicle Technology of China, are state-owned enterprises mainly serving the military market.

Our Competitive Advantages

China’s industrial policies encourage and support the development of a private sector to reduce reliance on foreign imports. Through our research and development efforts, we have obtained 7 intellectual property patents in the field of electro-hydraulic servo valves. Our HA series servo valve is characterized with a high performance, dual jet stalls, force feedback flow, and pressure control valve. It is a hydraulic control servo valve which accepts analog signals and correspondingly outputs the hydraulic flow and pressure. With fast dynamic response, high precision control, and longer useful life, our models of HA101, HA102, HA106, HA106A, HA761, and HA113, have been widely used in aviation, aerospace, marine, metallurgy, chemical industry, machinery manufacturing, geological exploration, construction, telecommunications, textile, printing and a variety of laboratory equipment. Our 3,000 units per year production line is now operating and our products have passed the national authority test, and are successfully sold in more than 20 provinces and cities in Henan, Shanxi, Hebei, and Shandong.

Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

We operate our optical fiber based hardware and software solutions for the security and protection industry through our 95% owned subsidiary, Wuhan Optical Valley Orange Technology Co., Ltd (“OV Orange”), which we acquired in August 2014. OV Orange was established in 2012 in Wuhan City, the cradle of China’s optical communications known as the “Optics Valley of China” and owns core technologies in Optical Fiber Sensing technology, Optical Fiber Access System and Optical Fiber Testing technology. OV Orange is a leading enterprise in this industry and has won the National Technological Invention Award and the Geneva International Invention Gold Award.

China’s Security and Protection Industry

The Internet of Things (“IoT”) movement has triggered a third Internet development wave. The concept underlying the Internet of Things is to embed electronics and software in various devices to enable them to network and communicate with other devices. The Security & Protection industry is one of the earliest adopters  of IoT, including applications in information acquisition, sensing (or detection) technology, intelligent analysis and internet based communication. Technologies such as video, GPS and detection devices are commonplace in the Security & Protection Industry. Incorporating communications capabilities and other technologies into such devices can enable them to provide broader coverage and function more intelligently with greater precision. Therefore, through the use of IoT, the security and protection industry will be driven to a  new stage. In recent years, China has also decided to introduce “Smart City” and “Safe City” ideas to its urban development planning which requires a comprehensive networking security system to be used in public works and residential areas.

China’s Security & Protection industry grew at a CAGR of 16% between 2007 and 2013 and reached RMB 388 billion in 2013. It is projected to grow at a CAGR of 20% and to reach RMB 500 billion in 2015. There are increasing demands for security and protection in electric power, petrochemical, military, museums, prisons, airports, and private homes.

Our Geographic Market

Wuhan is the cradle of China’s optical communications industry and enjoys the title “Optics Valley of China”.  In 2001, Wuhan East Lake hi-tech Innovation Development Zone was approved as the National Optoelectronics Information Industry Base. “Optics Valley of China” holds a number of key national laboratories including Wuhan National Optoelectronics Laboratory.

Located in the Optics Valley of China, OV-Orange is the Strategic Alliance unit of National technology innovation platform-“National Engineering Laboratory for the Next-generation Internet Access System” by relying on the research and development advantages of Huazhong University of Science and Technology.

Our Products

Our Optical Fiber vibration Intrusion Alarm System (hereinafter referred as “optical perimeter”, or “optical fiber fence”) is composed of high sensitivity vibration sensing optical fiber cable. The cable can be  installed around a perimeter by way of being hung on a wire fence, embedded-in- or on a wall or buried under ground. Modern methods of signal acquisition, conduction, analysis and monitoring are used to detect movement providing an early warning against intrusion. With advantages of passive energy mode, high reliability, no-blind area, zero alarm failure, low rate of false alarming, no environmental and geographic restrictions, this perimeter security system can be widely used to secure power generation and distribution plants, airports, petrochemical producers, national defense facilities, other manufacturers, commercial buildings, homes  and museums.

Our Optical Fiber Ground-Wave Micro-Vibration Detection and Alarm System (hereinafter referred as “Optical Fiber Ground-Wave”), is a highly sensitive ground wave micro-vibration sensor  which uses optical fiber as its sensing medium.  This micro-vibration sensor is installed underground around the area to be protected, and with advanced techniques of signal collecting, processing and analyzing, it continuingly detects, collects and analyzes micro-vibration signals, to detect invasion and trigger an alarm to initiate protective actions. The system is characterized by its passive energy, reliable performance, no-blind area and zero failure detection. The system effectively filters naturally occurring disturbances such as wind, rain, thunder and lightning. The system has been deemed a major breakthrough in the industry of optical sensing both at home and abroad. This system can be widely applied for the protection of underground cultural relics, oil and gas pipelines, national defense (borderline tunnel digging prevention), and pre-warning of irrigation works projects.

OV-Orange has also launched a security camera series “mini-O”. With an intelligent security camera terminal (fixed or mobile) placed at home or in an office, and an application to be installed on smart phones which allows people to monitor their home or office whenever they wish and wherever they are.

Our Competitive Advantages

OV Orange has been devoting significant research efforts in the optical fiber sensing, optical fiber access systems and optical fiber test technologies and has won a National Technological Invention Award and the Geneva International Invention Gold Award. Our products can be used in networking security systems, tri-networks integration, and next-generation Internet access. Our Onevo® intelligent optical fiber products have been successfully used in many areas, such as power generation and distribution, historical relics and museum, jail, petrochemical industry, airport, military as well as national defense.

Compared with traditional electrical sensing products, our optical fiber sensing products have the following advantages: (1) Front-end passive, no power supply; (2) Resistant to lightning strike, water-tolerant, no electro-magnetic interference; (3) Detected zones are 9 times more than that of traditional electric sensing products; (4) Zero missed alarms rate and false alarm rate can be minimized; (5) Easy construction, maintenance free, high reliability; (6) Syncretic signal “transmission” and “sensing,” with no loss in signal transmission.

Our Strategies

Hog Farming

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

Servo Valves Business

Currently, foreign brands still dominate with about 80% of the servo valves market in China. However, foreign companies face common factors, such as higher market prices as a result of currency fluctuations and difficulty in providing after-sale service which can create opportunities for domestic producers. Through our research and development efforts we have obtained 7 intellectual property patents in the field of electro-hydraulic servo valves which allow us to develop competitive servo valve products in China with lower costs which we believe will provide similar or better performance. Additionally, as a domestic maker, we have a professional technical team to provide complete and comprehensive solutions to our customers in a timely manner both before and after a sale is made.

We are continuing our efforts to develop and implement next-generation servo valves using different torque motor drives or materials to improve structure and produce compact servo valves with higher frequency response and high precision features. The current emphasis of our efforts continues to be on increasing automation features in our existing products and strictly controlling production costs which will enable us to be price competitive.

Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

We will continue our research efforts in optical fiber sensing, optical fiber access systems and optical fiber test technologies to maintain our industry position. Additionally, we were invited to participate in the establishment of industry standards for optical fiber based hardware in China. Once the standards are established, which is likely to be in 2015, we will be able to build our brand awareness and trust among customers by advertising our adherence to the standards. We will continue to market our products by participating in international and domestic security and protection exhibitions and developing new products with new applications for our optical fiber based hardware and software solutions.

We also believe there is significant opportunity to increase our share of monitored security and premises automation in the residential market and the market of small and mid-size businesses. Therefore, we plan to grow our share of residential and business customers by continuing to expand our sales force, supplemented with dedicated commercial sales professionals, and strengthen our business marketing support. We believe these actions will contribute to building a larger, more robust partner network and assist in marketing additional value-added services.

Customers

Hog Farming Business

Our main customers for breeder hogs consist of farmers who purchase for their own accounts and brokers who sell the hogs to other hog farms and our main customers for market hogs include slaughterhouses and brokers who sell the hogs to slaughterhouses. In 2014 and 2013, none of our customers accounted for more than 10% of our total revenues or segment revenues.

Servo-Valves Business

Our main customers include industrial machinery manufacturers and brokers who sell our servo valve products to steel makers, aerospace companies, and car manufacturers. No single customer accounted for more than 10% of the our total net revenues during 2014 and 2013. However, during 2014, the following customers accounted for over 10% of our revenues from servo-valves:

	For the Years Ended December 31,
	2014	2013
Hubei Aocheng Casting Materials Co., Ltd.	21%	N/A
Central Aoxin Technology Development Co., Ltd.	14%	N/A
Jianchang Industrial Co., Ltd of Jianghan Oilfield, Qianjiang Branch	11%	N/A

Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

Our main customers include operators of airports, railways, power plants, mausoleums, and museums. During 2014, the following customers accounted for over 10% of our revenues from Optical Fiber Based Hardware and Software Solutions:

	For the Years Ended December 31,
	2014	2013
Shenzhen Lianshen Science & Technology Development Co., Ltd	39%	N/A
Hubei Zhongyou Science & Technology Industrial Co., Ltd	36%	N/A

Sales and Marketing

Hog Farming Business

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

Servo Valves Business and Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

Our sales and marketing team consists of individuals possessing highly specialized technical expertise. This expertise is required, in order to effectively evaluate a customer’s precision requirements and to facilitate communication between the customer and our engineering staff. Our sales staff is the primary contact with customers. Manufacturer’s representatives are used in the electro hydraulic servo valves market and the security & protection market. Distributors are used selectively in security & protection market.

Principal Suppliers

Hog Farming Business

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

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 32% and 32% of our inventory purchases for our hog businesses in 2014 and 2013, respectively. Purchases from Wuhan Jintudi Feed Co. (“Jintudi”), Ltd. and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2014 accounted for 5% and 11%, respectively, of our inventory purchases, as compared to 8% and 16%, respectively, of our 2013 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 18% and 28% of our inventory purchases during 2014 and 2013, respectively.

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Jintudi, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Servo Valves Business

No single supplier accounted for more than 10% of the Company’s total servo valves inventory purchases during 2014 and 2013.

Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

No single supplier accounted for more than 10% of the Company’s total optical fiber inventory purchases during 2014 and 2013.

Research and Development

Hog Farming Business

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2014, our research and development team consisted of 34 employees who also participate in general administrative functions. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2014 and 2013, we spent $65,465 and $87,655, respectively, on research and development activities.

Servo-Valves Business

As of December 31, 2014, our research and development team consisted of 8 employees. Since we acquired Hang-ao on July 15, 2014, we have spent $53,578 on research and development activities.

Optical Fiber Based Hardware and Software Solutions for the Security and Protection Industry Business

As of December 31, 2014, our research and development team consisted of 10 employees. Since we acquired OV Orange on August 26, 2014, we have spent $258,159 on research and development activities.

Competition

We compete based on the price and quality of our products, especially as it pertains to breeder hogs

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

Our business operations in the Emerging Business segment include production of electro-hydraulic servo valves and powerless optical fiber based hardware and software solutions which both are highly competitive markets and industries. Currently, we offer our products in China and consequently have hundreds of competitors when viewed across product offerings. Our competitors include Chinese and non-Chinese companies. In our electro-hydraulic servo valve products, the primary competitors include Moog Inc., Honeywell International, Inc., and Bosch Rexroth AG.

The Company believes that it will be able to develop an alliances with key customers based on its advanced technological and engineering capabilities, superior performance in quality, delivery, and service, and price competitiveness. The Company believes that its platform utilizing several core technologies which consist of fluid handling, hydraulics, and process control is a positive factor to compete with large and small competitors.

Regulation

Restriction on Foreign Ownership

The principal regulation governing foreign ownership of businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective December 11, 2007 (the “Catalogue”). The Catalogue classifies various industries into four categories: encouraged, permitted, restricted and prohibited. Hog farming is an encouraged industry. Such a designation offers businesses distinct advantages. For example, businesses engaged in encouraged industries:

•	are not subject to restrictions on foreign investment, and, as such, foreigners can own a majority in Sino-foreign joint ventures or establish wholly-owned foreign enterprises in the PRC;
●	with total investment of less than $100 million, are subject to regional (not central) government examination and approval which are generally more efficient and less time-consuming; and
●	may import certain equipment while enjoying a tariff and import-stage value-added tax exemption.

The National Development and Reform Commission and the Ministry of Commerce periodically jointly revise the Catalogue. As such, there is a possibility that our company’s business may fall outside the scope of the definition of an encouraged industry in the future. Should this occur, we would no longer benefit from such designation.

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industries to encourage the development of agricultural and high technology businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms, OV Orange’s optical fiber research, and WFOE’s management of those operations. Both Fengze and WFOE were exempted from income taxes for 2014 and prior years and OV Orange enjoyed 15% preferential corporate income rate.

The PRC government authorities may reduce or eliminate these incentives through new legislation or other regulatory actions at any time in the future. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% or 15% to up to 25%, the standard business income tax rate in the PRC.

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

On August 1 and August 30, 2011, we entered into a collaborative agreement and a supplemental agreement (the “Agreements”) with An Puluo Food Processing Co., Ltd. (“An Puluo”) to pursue retail business. Pursuant to the Agreements we were allowed to apply to register “Tianli An Puluo” as an exclusive trademark with China’s SAIC Trademark Office and began to use “Tianli An Puluo” at our retail sales departments in local major supermarkets in greater Wuhan City. After we terminated the collaborative agreement with An Puluo, we registered a new trademark to market our fresh black hog meat, “Xiduhei.”

We hold 7 Chinese patents in Servo-valves business (Patent Nos. ZL 2011 2 0360507.X, ZL 2012 2 0361072.0 and ZL 2012 2 0360508.4 were issued on May 30, 2012; Patent Nos. ZL 2011 2 0360512.0, ZL 2011 2 0360511.6 and ZL 2011 2 0360510.1 were issued on May 23, 2012 and Patent No. ZL 2011 2 0301607.5 was issued on April 25, 2012) and 4 Chinese patents in Optical fiber based hardware and software solutions business (Patent No. ZL02138785.0 was issued on May 4, 2005; Patent No. ZL200410013021.3 was issued on September 6, 2006; Patent No. ZL200310111563.X was issued on February 11, 2009 and Patent No.ZL201220747863.1 was issued on July 3, 2013.) These patents cover innovative production techniques and were issued by the State Intellectual Property Office of the People’s Republic of China. Under the PRC patent laws, the patents give us the exclusive right to use the patented process or product for a period of ten years.

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

Employees

As of February 28, 2015 we had 434 employees, all of whom were based in China. Of these employees, 32 were in management and administration in our headquarters.

Hog Farming Segment

As of February 28, 2015 we had 249 employees in our hog farming operations;  10 were farm managers, 10 served as deputy farm managers, 43 were in technical support (including the research and development staff, and veterinarians located on the farms), and  186 were in farming and sales.

Retail Segment

As of February 28, 2015 we had 60 employees in our black hog retail operations. Of these employees, 5 were in management and administration and 55 were in sales.

Emerging Business Segment

As of February 28, 2015 we had 68 employees working for servo valve business, all of whom were based in China. Of these employees, 14 were in management and administration, 40 were in technical support (including the research and development staff), and 14 were in sales.

We had approximately 25 employees working for optical fiber based hardware and software solutions for the security and protection industry business, all of whom were based in China. Of these employees, 3 were in management and administration, 17 were in technical support (including the research and development staff), and 5 were in sales.

We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement. For our employees in China, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Swine feed components and breeding stock are the principal raw materials used in our hog farming business. We purchase all of our swine feed components from a number of third-party suppliers. We generally breed and raise our own hogs and periodically purchase new breeding stock from third parties, including stock sourced from Europe and the United States. These third-party suppliers may not continue to be able or willing to satisfy our need for breeding stock and swine feed components. The supply of breeding stock may be affected by outbreaks of diseases or epidemics. Suppliers may not be able to provide live hogs or swine feed components of sufficient quantity or quality to meet our requirements. Any interruptions to or decline in the amount or quality of live hogs or swine feed components could materially disrupt our production and adversely affect our business. We are vulnerable to increases in the price of raw materials (particularly of swine feed components and occasionally live hogs) and other operating costs, and we may not be able to entirely offset increasing costs by increasing prices. If we are unable to entirely offset cost increases by raising prices, our profit margins and financial condition could be adversely affected.

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

Foreign competitors in China's electro-hydraulic servo valve device market may increase their sale force in the low-end market

At present, 80% of China's electro-hydraulic servo valves market is dominated by foreign competitors. However, most foreign competitors are focused on the high-end market and have not aggressively sought sales in the low-end market. If foreign competitors decide to alter their strategies and increase the strength of their sales force dedicated to the low-end market, we may face significant unexpected competition, resulting in adverse effects on our financial performance.

Innovative products appearing in the markets for electro-hydraulic servo valves and optical fiber based hardware and software solutions.

To succeed in the electro-hydraulic servo valves market and the optical fiber based hardware and software solutions business market, our products must remain current. If others develop innovative products and our products do not remain competitive, we may lose market share.

Chinese government has not established relevant industry standards for optical fiber based hardware and software solutions for the Security & Protection Industry

The Chinese government has yet to develop industry standards for optical fiber based hardware and software solutions. If the Chinese government decides to develop and publish industry standards, our products will need to meet such standards to remain competitive

We purchase many commodities for raw materials and packaging, and price changes for the commodities we depend on may adversely affect our profitability.

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

The implementation of our diversification program makes it difficult to evaluate our future prospects and results of operations.

Although we have been engaged in the hog farming business since 2005, we have a limited operating history in operating the electro-hydraulic servo-valve and optical fiber hardware and software solutions for the security and protection industry businesses we acquired in the third quarter of 2014, and the businesses we will acquire in the future, as part of our diversification program. Consequently, we may encounter certain risks and uncertainties, including those related to our ability to:

•	identify suitable acquisition candidates;
•	obtain external financing, if necessary, on favorable terms, to finance the acquisition of new businesses;
•	successfully integrate acquired businesses;
•	build brand awareness and customer loyalty;
•	attract, retain and motivate qualified senior management and technical personnel;
•	expand our customer base and the volume of business per customer;
•	respond to changes in our regulatory environment;
•	manage risks associated with intellectual property rights;
•	maintain effective control of our costs and expenses;
•	respond to new technologies developed by competitors; and
•	raise sufficient capital to sustain and expand our business.

If we are not  successful in addressing one or more of these risks and uncertainties, our business may be materially and adversely affected.

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

For our Hog Farming segment, our key customers are principally hog brokers, hog farmers and slaughterhouses in the PRC. For our Retail segment, our key customers include supermarkets, chain restaurants, hotels, and meat shops. For our servo valve business, our key customers are mainly commercial machinery manufacturers, suppliers of vehicle producers, engine and components producers. For our optical fiber based hardware and software solutions for the security and protection industry business, our major customers are operators of prisons, airports, railways, and museums. There can be no assurance that we will maintain or improve the relationships with these customers or other customers, or that we will be able to continue to supply these customers at current levels or at all.

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our Chairman and Chief Executive Officer, Mr. Ping Wang, and our Chief Financial Officer, Mr. Jun Wang, to manage our operations.

Our success also is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel of our subsidiaries in the PRC who perform key functions in the operations of our businesses. We do not exercise any substantive day to day supervision over the activities of key members of OV-Orange and Hang-ao's management team which include Mr. Hei Luo and Ning Luo.

We also depend on our key research and development personnel for the development of new breeding, nutrition and farming technologies, new electro-hydraulic servo valves, and new optical fiber based hardware and software solutions, and the enhancement of our existing products and technologies personnel. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of the services of one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other agricultural and technology companies and research institutions. Competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We may not be able to adequately protect and maintain our intellectual property, trade secrets, and brand names.

We rely on a combination of trademark, trade secret, nondisclosure agreement and patent laws to protect our trade secrets and other valuable intellectual property and in particular, our premix formula. Protecting our intellectual property is critical to its innovation efforts. We own a number of patents, trade names and other forms of intellectual property in its products and services. We also have exclusive and non-exclusive rights to intellectual property owned by others. Our intellectual property may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In some cases, the Company’s ability to protect its intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are inadequate or undeveloped. Unauthorized use of the Company’s intellectual property rights or the Company's inability to preserve existing intellectual property rights could adversely impact the Company’s competitive position and results of operations.

Our management may not have experience in the businesses we acquire as part of our diversification program.

Until the third quarter of 2014, our business was limited to hog farming and specialty pork retailing. Commencing in the third quarter of 2014, we embarked on a diversification program as a result of which we have acquired Hang-ao and OV Orange. Our management does not have experience in the industries in which those companies operate and may not have experience in other businesses we may acquire in the future. Our management’s lack of relevant  industry experience may affect the profitability of the businesses we acquire and adversely affect our results of operations.

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

We may be subject to product liability risks.

Our operations in Emerging Business segment expose to potential product liability risks that are inherent in the design, manufacture and sale of the products and the products of third-party vendors that we use or resell. Significant product liability claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Although we currently maintain what we believe to be suitable and adequate product quality control procedures, there can be no assurance that we will be able to maintain our product quality.

We may be subject to risks arising from litigation, legal and regulatory proceedings and obligations.

From time to time, the Company is subject to litigation or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal or regulatory proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s business, financial condition or results of operations. Furthermore, as required by U.S. generally accepted accounting principles (GAAP), the Company establishes reserves based on its assessment of contingencies, including contingencies related to legal claims asserted against it. Subsequent developments in legal proceedings may affect the Company's assessment and estimates of the loss contingency recorded as a reserve and require the Company to make payments in excess of our reserves, which could have an adverse effect on the Company's results of operations.

The Company is subject to national laws and regulations in China, relating to its business and its employees. Despite the Company's policies, procedures and compliance programs, its internal controls and compliance systems may not be able to protect the Company from prohibited acts willfully committed by its employees, agents or business partners that would violate such applicable laws and regulations. Any such improper acts could damage the Company's reputation, subject it to civil or criminal judgments, fines or penalties, and could otherwise disrupt the Company's business, and as a result, could materially adversely impact the Company's business, financial condition or results of operations.

We may be subject to risks relating to organizational changes.

We regularly execute organizational changes such as acquisitions, divestitures and realignments to support its growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as the results of operations and financial condition could be materially adversely affected.

We may be subject to risks relating to changes in the demand for and supply of our products.

Demand for and supply of our products may be adversely affected by numerous factors, some of which the Company cannot predict or control. Such factors include:

•
changes in business relationships with and purchases by or from major customers, suppliers or distributors, including delays or cancellations in shipments, disputes regarding contract terms or significant changes in financial condition, and changes in contract cost and revenue estimates for new development programs;

•	changes in product mix;
•	changes in the market acceptance of the Company’s products;
•	increased competition in the markets the Company serves;
•	declines in the availability, or increases in the prices of raw materials.

We may be subject to risks arising from changes in the competitive environment in which we operate.

Many of our products are sold in highly competitive markets. Our operations are subject to competition from a wide variety of global and local competitors, which could adversely affect our results of operations by creating downward pricing pressure and/or a decline in our margins or market shares. To compete successfully, we must excel in terms of product quality and innovation, technological and engineering capability, manufacturing and distribution capability, delivery, price competitiveness, and customer service. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer.

We may be subject to risks relating to the development of new products and technologies.

The servo valve and optical fiber markets in which the Company operates are characterized by rapidly changing technologies and frequent introductions of new products and services. We have incurred and we expected to continue to incur, expenses associated with research and development activities and the introduction of new products in the future. Our ability to develop new products based on technological innovation can affect our competitive position and often requires the investment of significant resources. If we fail to predict customers’ preferences or fail to provide viable technological solutions, we may experience difficulties that could delay or prevent the acceptance of new products or product enhancements. Our research and development expenses may exceed our cost estimates and the revenues generated from our new products may not be able to offset our costs. Additionally, our competitors may develop technologies and products that have more competitive advantages than ours.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth.

Intangible assets are a substantial portion of our assets. At December 31, 2014, intangible assets were $5.8 million of our total assets of $103.6 million. Our intangible assets may increase in the future since our strategy includes growth through acquisitions. We may have to write off all or part of intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. Among other adverse impacts, this could result in our inability to refinance or renegotiate the terms of our bank indebtedness. In 2014, we took no impairment charge in our intangible assets.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring companies to diversify our operations. In addition, the operation of our Hog Farming and Retail businesses may require a significant cash investment to finance purchases of inventories we intend to sell. We will need to issue additional financing to implement our expansion strategy to acquire other companies and finance the operations of our existing businesses. We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We need additional financing to fund acquisitions and our operations which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We may need to raise additional working capital to fund expected growth in our business. Our future capital requirements depend on a number of factors, including our operations, the financial condition of an acquisition target and its need for capital, our ability to finance our purchases of inventories, our ability to generate revenues from other sources, and our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders before entering into acquisition transactions, shareholders are dependent upon the judgment of our management in determining the number and characteristics of stock issued as consideration in an acquisition. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all, as the current capital markets have been adversely affected by the severe liquidity crisis. If we do not raise capital as needed, we will be unable to operate our business or fully implement our acquisition expansion strategy.

The acquisition of new businesses is costly and such acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire controlling interests in companies that operate in the PRC and that offer services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential   acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition or a write down of assets acquired could be charged against our future earnings, if any.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of acquisitions we make in implementing our diversification strategy. This will result in increased responsibilities for management and could strain our financial and other resources.  There can be no assurance that we will successfully integrate any future business acquired through acquisition.

Our ability to manage and support our growth effectively is substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting,  order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel. We may not succeed in our efforts to identify, attract and retain experienced personnel.

There can be no assurance that we have the management expertise to successfully integrate the operations of any company that we might acquire in the future.

As part of our growth strategy, we have acquired assets within the PRC. If any of our acquisitions are found not to comply with applicable laws or regulations, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements.

We expect to continue to expand our operations in the PRC through identifying and acquiring businesses with complementary products and services and have in recent years completed several farm acquisitions and acquisitions of new subsidiaries. While we believe that each of these acquisitions complied with all PRC laws and regulations, the regulatory environment that governs transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. If any of the acquisitions we completed were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction complied with applicable PRC laws. This could require us to expend resources that would otherwise be used to manage our company. Further, if regulators determine that any of our transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator’s requirements would be successful, or that such efforts would not have an adverse effect on our operations.

Additionally, there can be no assurance that we will be able to continue to find suitable businesses to purchase or to acquire such businesses. In addition, there is no assurance that we will be able to avoid acquiring or assuming unexpected liabilities, that we will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. If we are unable to avoid these risks, the results of operations and financial condition could be materially adversely affected.

Also, we will need to issue additional financing to implement our expansion strategy to acquire more businesses and finance the operations of our current operations. We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our officers, including our CEO, and their respective affiliates may be subject to conflicts of interest.

Our officers manage our business and select our acquisition targets. Our officers, including our CEO, and their respective affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our officers and their affiliates include:

• Acquisitions of single assets or portfolios of assets from affiliates, including Hubei Aoxin Science and Technology Group Co., Ltd. and affiliated entities controlled by Mr. Ping Wang, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

• Competition with Hubei Aoxin Science and Technology Group Co., Ltd. and affiliated entities controlled by Mr. Ping Wang for investment acquisitions. All such conflicts of interest will be resolved by our officers. Although our officers are required to use their best efforts to present a continuing and suitable operating program to us, decisions as to the business opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

There are conflicts of interest with certain of our directors and officers who have duties to Hubei Aoxin Science and Technology Group Co., Ltd. and entities sponsored or managed by either of them with which we contract or with which we may compete for properties.

Our officers and directors are also working or affiliated with other entities and business. Some of those affiliated entities or business may have entered into contracts with us to provide us with inventory supplies or purchase products from us. Our officers may benefit from the transactions we made with those affiliated entities.

In addition, Mr. Ping Wang, our Chairman and CEO, is and will be a principal in other companies that may compete with us. Currently, Mr. Ping Wang is the chairman and major shareholder of Hubei Aoxin Science and Technology Group Co., Ltd. Hubei Aoxin Science and Technology Group Co., Ltd. is a private investment and management company located in PRC that specializes in managing and investing in various startup companies. Aoxin Science and Technology Group Co., Ltd., through its affiliates, currently owns interests in and/or manages several private companies within PRC. Mr. Ping Wang, by virtue of his position in Aoxin Science and Technology Group Co., Ltd. and entities controlled or affiliated with it, as applicable, may be subject to conflicts of interests.

Foreign Operational Risks

We are dependent on the state of the PRC’s economy as all of our business is conducted in the PRC.

All of our business operations are conducted in the PRC, and all of our customers are also located in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Any material slowdown in the PRC’s economy may cause a reduction in the demand and prices for our products, which may in turn lead to a decline in the demand for our products. Any to these could have a material adverse effect on our business, financial condition and results of operations.

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

Although we use the United States dollar for financial reporting purposes, nearly all of the transactions affected by WFOE and Fengze are denominated in the PRC’s currency, the RMB. The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. Such fluctuations could adversely impact our US dollar denominated financial reports. We do not currently engage in hedging activities to protect against foreign currency risks. Future movements in the exchange rate of the RMB could adversely affect the economy of the PRC and thus the market for our products.

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

PRC laws and regulations governing our businesses are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. Aoxin Tianli and WFOE are considered foreign persons or foreign invested enterprises under PRC law. As a result, Aoxin Tianli and WFOE are subject to limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may be applied retroactively.

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

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. This Notice and other regulations, which require our shareholders who are PRC residents to make various filings, may have various adverse impacts upon our company and its operations. The failure or inability of our PRC resident shareholders to make any required registrations or comply with other requirements may subject such shareholders to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to WFOE or our operating subsidiaries, limit their ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Our business benefits from certain government incentives. Expiration, reduction or discontinuation of, or changes to, these incentives will increase our tax burden and reduce our net income.

The PRC government has provided tax incentives and subsidies to domestic companies in our industries to encourage the development of agricultural businesses and development of new technologies in China, such as optical fiber vibration research. We have received business tax exemptions or reductions, subsidies and government incentives in connection with Fengze’s ownership of hog farms, WFOE’s management of these operations, and OV Orange’s optical fiber operations. An example is that both Fengze and WOFE were exempted from income taxes for 2014 and prior years and OV Orange enjoyed preferential corporate income tax rate of 15% since 2013 to 2015.

The PRC government authorities may reduce or eliminate these incentives through new legislation at any time in the future. The reduction or elimination of such incentives would adversely impact our financial results and may have a more significant impact on our emerging business. Also, as we expand our operations into new areas the application of the exemption to new activities may be uncertain. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC. Similarly, the termination of the government practice of partially subsidizing the cost of hog insurance could reduce our profits or cause such insurance to become more expensive as fewer farmers elected to purchase such insurance. The reduction or discontinuation of any of these economic incentives could negatively affect our company.

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

Because WFOE, Fengze, Hang-ao and OV Orange are based in China, our shareholders may have greater difficulty in obtaining information about them on a timely basis than would shareholders of a U.S.-based company. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders and, where available, will likely be available only in Chinese. Shareholders will be dependent upon management for reports of their progress, development, activities and expenditure of proceeds.

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

Our management is generally unfamiliar with the requirements of the United States securities laws or the laws of the British Virgin Islands where our company is domiciled and may not appreciate the need to devote the resources necessary to comply with such laws. The reporting and other obligations imposed by United States securities laws can be burdensome and complicated, and a failure to adequately respond to the requirements of the United States securities laws could lead to investigations by the Securities and Exchange Commission that could be costly, divert management's attention and disrupt our business.

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

Ability to opt out of NASDAQ Marketplace Rules

NASDAQ Marketplace Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of most of the requirements of the 5600 Series of the NASDAQ Marketplace Rules. In order to claim such an exemption, we must disclose the significant differences between our corporate governance practices and those required to be followed by U.S. domestic issuers under NASDAQ’s corporate governance requirements.  We previously determined to follow our home country rule which allowed us to sell more than 20% or more of our shares outstanding prior to the transaction for less than the greater of book or market value of the stock..

We also have opted out of NASDAQ Marketplace Rule 5635(a)(2) requires each issuer to obtain shareholder approval prior to the issuance of its shares in connection with the acquisition of the stock or assets of another company if any director, officer or Substantial Shareholder (as defined by NASDAQ Marketplace Rule 5635(e)(3)) of the issuer has a 5% or greater interest (or such persons collectively have a 10% or greater interest) directly or indirectly, in the company or assets to be acquired or in the consideration to be paid in the transaction or series of related transactions and the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, could result in an increase in common shares or voting power of 5% or more. The presence of this rule would preclude us from issuing shares of our common stock, or securities convertible into or exercisable for common stock, in connection with an acquisition if the issuance would result in an increase in common shares or voting power of 5% or more, and any of our directors or officers, or any shareholder owning 5% or more or group of shareholders owning 10% or more of our outstanding shares, had a 5% or greater interest in the company or assets to be acquired or the consideration to be paid.  Our Chairman, Mr. Ping Wang, who currently is a “Substantial Shareholder,” and certain of our other directors hold interests in companies we may choose to acquire or whose assets we may choose to purchase.

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

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of February 28, 2015, we had outstanding an aggregate of 33,183,000 common shares. Of those shares, 8,662,000 are restricted shares owned by non-affiliates that can be freely transferable or tradable subject to the conditions are achieved or realized or further registration under the Securities Act, 15,578,000 are owned by our affiliates that may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Ping Wang, our Chairman and Chief Executive Officer, beneficially owns approximately 29.76% of our outstanding common shares. In addition, Hanying Li, one of our directors, owns approximately 9.64% of our outstanding common shares. As a result, Mr. Wang and Ms. Li possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if our Chief Executive Officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our Chief Executive Officer, who owns approximately 29.76% of our outstanding common shares, or Mr. Li who owns approximately 9.64% of our outstanding common shares, was to pledge his or her shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Hog Farming Segment

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

On December 25, 2014, we bought a new office for our expanding operations for  RMB 52,139,420 or approximately $8.5 million. The new office is located at 2nd Floor, No. 31, Yunlin Street, Jiangan District, Wuhan City, Hubei Province, China 430010 with space of 1,372.09 square meters.

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite K, 12th Floor Building A, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	1 year ( July 1, 2014-June 30, 2015)	5170 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 2 (annual capacity 10,000 hogs)	Nanyan Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	25 years (January 1, 2007 - December 31, 2032)	14.17 acres

Farm 3 (annual capacity 10,000 hogs)	Qunyi Village, Wangjiahe Street, Huangpi District, Wuhan, Hubei	30 years (January 1, 2009 - January 31, 2039)	15.65 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 8 (annual capacity 20,000 hogs)	Qianjin Village, Yuxian Town, Caidian District, Wuhan, Hubei	50 years (January 18, 2009 - January 31, 2059) (Ordered to shutdown in 2013)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs once operating capacity is reached)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

Retail Segment

We operate our retail business and maintain our sales office in Wuhan City. The sales office was located at Room 2004, Suite E, Huasi Rushang Huayuan, No. 218 Xianggang Road, Jianghan District,Wuhan City with a rental term from October 18, 2014 to October 18, 2015. The office space is 165.27 square meters and the annual rental fee is RMB 54,000 or $8,790.

Emerging Business Segment

We operate our servo valve business in Xiangyang, Hubei Province. The office, including our manufacturing facility, was located in No. 1, Qilin Road, Xiangcheng District, Xiangyang City, Hubei Province, China with space of 9,693.01 square meters. The term for the land use right is from August 1, 2010 to September 1, 2016. Our security and protection business was operated in Wuhan East Lake High-tech Development Zone with a rental space of 645 square meters for our office and facility use. The leasing term is from October 1, 2014 to September 30, 2015 with the annual rental is RMB 162,540 or $26,464.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Capital Market since August 6, 2013, and prior thereto on the Nasdaq Global Market, originally under the symbol “OINK” and since July 29, 2014, under the symbol "ABAC." The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares for the periods indicated as reported by Nasdaq.

	High	Low
Quarter Ended March 31, 2013	$0.96	$0.67
Quarter Ended June 30, 2013	$0.92	$0.55
Quarter Ended September 30, 2013	$0.98	$0.55
Quarter Ended December 31, 207	$2.44	$1.00
Quarter Ended March 31, 2014	$2.18	$1.68
Quarter Ended June 30, 2014	$2.27	$1.81
Quarter Ended September 30, 2014	$2.39	$1.28
Quarter Ended December 31, 2014	$2.40	$1.70

Holders

On December 31, 2014, there were approximately 25 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from WFOE, which in turn would be dependent on the receipt of dividends from Fengze, Hang-ao and OV Orange. Payments of dividends by WFOE to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in the British Virgin Islands.

Recent Sales of Unregistered Securities

Except as previously reported in the reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the fourth quarter of 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about common shares available for issuance under compensatory plans and arrangements as of December 31, 2014.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	70,000	$2.50	1,230,000

Equity compensation
plans not approved by
security holders	210,000	$7.21	None

Total	280,000	$6.03	1,230,000

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and to restaurants, hotels and other outlets. We have also initiated sales of specialty processed black hog meat through the internet. On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District or Farm 8.  We finished our evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $987,459 on June 2014. However, the final amount of our evacuation costs and losses from the farm shutdown that will be reimbursed by Caidian District are still undetermined. We will maintain minimum personnel in the Caidian Farm or Farm 8 until the final determination of our evacuation cost and losses to be reimbursed have been determined.

On June 6, 2014, our wholly owned subsidiary, WFOE, entered into a share purchase agreement with the Principal Stockholders of Fengze, which we then controlled and consolidated as a VIE, whereby WFOE acquired 100% of the equity of Fengze and Fengze effectively became the wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former Principal Stockholders entered into a termination agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009, pursuant to which WFOE previously controlled Fengze.

During 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, Fengze’s subsidiary, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it distributes black hog products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other outlets in the greater Wuhan City area.

Since July 2014, our management has determined to diversify our operations by acquiring various emerging high technology companies. With the background and experience of our Chairman and CEO, we are confident we will be able to locate suitable target companies from different industries.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash. The target net income was achieved for 2014.

On August 26, 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry located in Wuhan, from the former owners of OV Orange, for 2,552,000 of our common shares, valued at $4,976,400. Under the terms of the acquisition agreement, 403,000 of those shares, which were to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares, were deposited in escrow (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the acquisition agreement. The target net income was achieved for 2014.

If the net profit targets set forth in the acquisition agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 of our common shares issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares those for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange shares purchased by us during the three month period commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of our common shares and the shares of OV Orange at the time of the re-purchase, except that if the value of the common shares issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his common shares, but no additional consideration will be given to him.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the acquisition agreement and its purchase from us of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science and Technology Group Co., Ltd., owns a total of 4,075,000 common shares, representing approximately 12.28% of our common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

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

In our retail segment, we generate our revenues from selling black hog meat products to restaurants, hotels, and through supermarkets and the Internet.

 In our emerging segment, we sell electro-hydraulic servo devices and provide maintenance services, and sell optical fiber hardware and software solutions for the security and protection industry. Revenues generated from the sales of electro-hydraulic servo devices, providing maintenance services, and optical fiber hardware and software solutions are recognized upon shipment and transfer of title or provision of the service. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. The amount allocated to maintenance service revenue was minimal during 2014. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

Revenues resulting from sales by our emerging business segment. Part of our revenues and operating margin results from sales of electro-hydraulic servo devices and optical fiber hardware and software solutions for the security and protection industry. The market for products involved in the application of new technologies into the Chinese market continually evolves as Chinese manufacturing enterprises modernize their systems. Often, these products are initially introduced to the Chinese market by foreign developers. For Chinese producers of these products to be competitive they must demonstrate that they have mastered these products which generally require that they spend money on research and development and maintain staff to develop new technologies. At the same time, they need to build up brand awareness. A significant product defect or apparent inability to master relevant technology would very likely significantly reduce our overall profit margin.

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

In connection with the Enshi Black Hog program described above, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 8 joint development agreements, generally for periods of 10 years, with 8 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provide funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers will grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. Until the date of this report, we have constructed or purchased $11.24 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we decided to temporarily stop providing capital to the program and focus on our black hog retail operations and the acquisition of companies in other industries.

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company.

Comparison of the Results of Operations for the Years Ended December 31, 2014 and 2013

All amounts, other than percentages, are in U.S. dollars

	For the Years Ended December 31,			Percentage of
	2014	2013	Net Change	Change
Revenues	$43,752,242	$33,350,942	$10,401,300	31%
Cost of goods sold	35,643,944	30,330,010	5,313,934	18%
Gross profit	8,108,298	3,020,932	5,087,366	168%
Selling, general and administrative expenses	4,605,091	3,799,816	805,275	21%
Income (loss) from operations	3,503,207	(778,884)	4,282,091	(550%)
Interest expense, net	(433,545)	(338,688)	(94,857)	28%
Subsidy income	504,835	107,584	397,251	369%
Impairment loss from Farm 8 shutdown	-	(1,490,034)	1,490,034	(100%)
Impairment loss from construction in progress	-	(38,769)	38,769	(100%)
Relocation compensation for shutdown Farm 8	987,459	-	987,459	n/a
Other income (loss), net	88,905	(145,672)	234,577	(161%)
Net other income (expense)	1,147,654	(1,905,579)	3,053,233	(160%)
Income (loss) before income taxes	4,650,861	(2,684,463)	7,335,324	(273%)
Income taxes	255,168	-	255,168	n/a
Net income (loss) from continuing operations	4,395,693	(2,684,463)	7,080,156	(264%)
Gain from operations of discontinued component, net of taxes	318,910	-	318,910	n/a
Net income (loss)	$4,714,603	$(2,684,463)	$7,399,066	(276%)

The following table sets forth information as to the gross margin for our three business segments for the years ended December 31, 2014 and 2013 (dollars in thousands).

	Year Ended December 31, 2014
	Hog Farming	Retail	Emerging Business	Total
Revenues	$37,202	$1,331	$5,219	$43,752
Cost of goods sold	$31,894	$1,033	$2,717	$35,644
Gross profit	$5,309	$298	$2,501	$8,108
Gross margin %	14%	22%	48%	19%

	Years Ended December 31, 2013
	Hog Farming	Retail	Emerging Business	Total
Revenues	$32,807	$544	$-	$33,351
Cost of goods sold	$29,919	$411	$-	$30,330
Gross profit	$2,888	$133	$-	$3,021
Gross margin %	9%	24%	-	9%

Revenues. For the year ended December 31, 2014, we had revenues of $43,752,242, as compared to revenues of $33,350,942 for the same period of 2013. Our revenues increased by $10,401,300 or approximately 31%. This growth in revenues was primarily attributable to (1) sales of black hogs raised by farmers participating in our black hog program which increased approximately $7.1 million, and the initiation of our retail sales of specialty black hog products which increased $0.8 million, partially offset by a decrease of approximately $2.7 million from our sales of regular market hogs and breeder hogs, and (2) sales from our new acquired subsidiaries Hang-ao and OV Orange, which were included in our Emerging Business segment since the date of their respective acquisitions and contributed $5.2 million to our revenues.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the years ended December 31, 2014 and 2013.

Revenues by Products

	Years Ended December 31,
	2014			2013
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	28,234	$264	$7,467,795	30,639	$273	$8,373,059
Market Hogs – regular hogs	83,695	$196	16,427,512	88,523	$206	18,228,851
Market Hogs – black hogs	58,463	$228	13,307,297	28,003	$222	6,205,388

Total	170,392	$218	$37,202,604	147,165	$223	$32,807,298

	Years Ended December 31,
	2014			2013
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	313,114	$4	$1,330,870	180,517	$3	$543,644
Total	313,114	$4	$1,330,870	180,517	$3	$543,644

We sold approximately 8% less regular breeder hogs and 5% less regular market hogs in the year 2014 than in 2013. The selling prices for regular breeder hogs and market hogs during the year ended December 31, 2014 were essentially flat as compared to the same period of 2013.  As a result, revenues attributable to regular breeder hogs and market hogs decreased by 11% and 10%. The decreases in revenues from regular market hogs and breeder hogs were primarily attributable to: 1) the shutdown of our Farm 8 (or Caidian Farm); (2) an apparent decline in China pork market demand as a result of H7N9 avian flu; (3) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (4) the central government’s new policies to promote frugality and thrift, which forbid extravagance by government personnel which has reduced binge spending on gifts and unnecessary parties. This gradually changed food consumption habits and reduced pork demand. The decline in our regular breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs.

For 2014, we generated $14.6 million in revenues through sales of black hogs and black hog specialty pork products. We sold 58,463 black hogs as breeder and market hogs and 313,114 kilograms of black hog meat were used to produce specialty pork products sold in our retail business. In 2013, we sold 28,003 black hogs as breeder and market hogs which contributed $6.2 million to our revenues and 180,517 kilograms of black hog meat which contributed $0.5 million to our revenues.

Since the fourth quarter of 2013 we have distributed specialty black hog products through supermarkets and to chain restaurants and hotels. Our black hog product portfolio includes fresh pork meats sold to supermarkets and meat shops, various vacuumed pork meats sold in gift boxes or portable thermo coolers. However, in light of the effects of the central government’s new policies to promote frugality and thrift which forbid extravagance by government personnel, our gift box and portable thermo coolers sales were temporarily stopped. Alternatively, we started to operate meat shops for selling our black hogs to the public. All of our shops are located in Wuhan. As of December 31, 2014, we had three shops, and we opened another three shops in January 2015. We are planning to open another 20 shops in 2015 to expand our black hog meat product sales.

The revenues from our newly acquired subsidiaries, Hang-ao and OV Orange, which were included in our Emerging Business segment, contributed approximately $5.2 million in our revenues during the year ended December 31, 2014. Our servo valve business and optical fiber based hardware and software solutions for security and protection industry business contributed revenues of $3,582,015 and $1,636,753, respectively.

Cost of goods sold. Cost of goods sold includes the cost of raw materials, feed, labor, depreciation, amortization, processing costs, and other overhead costs. For the year 2014, cost of goods sold was $35,643,944 as compared to $30,330,010 for 2013, an increase of $5,313,934, or 18%. Cost of goods sold related to the Hog Farming segment was $31,893,782 for 2014 as compared to $29,918,976 for 2013. Cost of goods sold for the Retail segment was $1,032,677 for 2014 and $411,034 for 2013. Cost of goods sold for the Emerging Business segment was $2,717,485 for the year 2014, including $2,136,919 from our servo valves business and $580,566 from our optical fiber based security and protection business. The major reasons for the increase in our cost of goods sold were our newly acquired subsidiaries and our expanding operations in black hog sales. The expansion of our black hog sales  made our costs jump from $7.4 million to $13.4 million. The year over year growth rate in our revenues from Hog Farming and Retail segments was 16%. The year over year growth rate in our cost of goods sold was 9% and benefited from reductions in the purchase prices for our feeds. Our costs of goods sold from the regular breeder hogs and market hogs decreased 22% and 12%, respectively.

Profit Margins. Our gross margin increased to 19% in the year 2014 from 9% in 2013. Our gross profit was $8,108,298 for  2014 as compared to $3,020,932 for 2013. This increase in our gross profit reflected the margins of $2,501,283 from our newly acquired subsidiaries, the impact of reduced feed costs, and our expanded black hog sales.

Our gross margin from Hog Farming was 14% in 2014 as compared to 9% in 2013. Our margin from Retail was 22% in 2014 and 10% in 2013. The gross margins for breeder hogs were 37% and 20% in the years  2014 and 2013, respectively, and the gross margins for regular market hogs were 10% and (2%) in 2014 and 2013. The gross margins for black market hogs were 7% and 1% in 2014 and 2013. The gross margin from our specialty black hog pork products was 22% and 10% in 2014 and 2013. The increase in our gross margin for our regular breeder hogs was a result of reduced feed prices. Our revenues from regular breeder hogs and market hogs decreased 11% and 4%, respectively. However, at the same time, our costs of goods sold dropped 22% and 12%, resulting in the growth in our gross margins. Our black hog sales, whether as market hogs or specialty black hog products, benefited from our growing brand awareness and reduced feed costs.  The gross margins from black market hogs and specialty pork products benefitted from increases of 82% and 145% in our revenues from sales of market black hogs and specialty pork products, comparing the year  2014 to the  2013. Additionally, our cost of goods sold for both sections of our black hog business increased 76% and 151%, respectively, less than or similar with the growth rates in revenues. As a result, black hog sales, either from black market hogs or specialty pork products, had an increase of $1,113,633 in our gross margin.

Our gross margin from the Emerging Business segment was 48%, 40% from sales of electro-hydraulic servo valve devices and 65% from sales of optical fiber products. Both Hang-ao and OV Orange have short operating histories and hold certain key technologies. We believe after a certain time of integration of their technical professional and our management edges, both companies would be able to increase their contribution to our earnings.

Expenses. Selling, general and administrative expenses increased by $805,275 in the year  2014 as compared to 2013. The increase was primarily the result of the new acquired subsidiaries, Hang-ao and OV Orange, which increased additional $840,996 expenses in 2014.

Net Other Income (Expense). We had net other income of $1,147,654 during the year 2014, compared to a net expense of $1,905,579 in 2013, an increase of $3,053,233, which was primarily due to the relocation compensation of $987,459 for the shutdown of Farm 8 and $397,251 from our subsidy income mainly contributed from one of our research projects conducted by OV Orange, which was partially offset by an increase in interest expense payment of $94,857.

Income Taxes. Our Hog Farming and Retail segments are exempt from the Chinese income tax and VAT. With respect to our operations in electro-hydraulic servo valve devices and optical fiber products, we are subject to 17% VAT tax and 25% corporate income tax, except that our operations in optical fiber detection alarm products enjoy a preferential income tax rate of 15% which will expire at the end of 2015.

Net Income (Loss). Our net income (loss) for the year ended December 31, 2014 and 2013 was $4,714,603 and ($2,684,463), respectively. The improvement from a net loss to net income is primarily the results of the relocation compensation of $987,459 received from the Chinese government for the shutdown of Farm 8, improved gross margin of $3,060,310 from our regular breeder hogs and market hogs resulting from stable hog feed costs which helped us control our cost of goods sold, and a gain of $318,910 generated from selling our subsidiaries, Sanqiang and Optical Networking. Our new acquired subsidiaries, Hang-ao and OV Orange, also contributed net incomes of approximately $1.1 million and $1.1 million, respectively, during the year ended December 31, 2014. In accordance with the earn-out provisions described in the Stock Purchase Agreements with these two companies, they had reached their 2014 net income requirements.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2014 our working capital was $47,523,835 as compared to $14,946,630 at December 31, 2013, reflecting the $33.8 million capital contribution from private placements concluded during the year ended December 31, 2014. These funds are deposited in financial institutions located as follows:

	December 31, 2014		December 31, 2013
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	39,123,869	100%	10,087,694	100%
	$39,123,869	100%	$10,087,694	100%

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$12,002,396	$(113,010)
Net cash used in investing activities	(11,815,866)	(750,559)
Net cash provided by financing activities	28,767,865	3,048,139
Exchange rate effect on cash	81,780	425,919
Net cash inflow	$29,036,175	$2,610,489

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in the year ended December 31, 2014 totaled $12,002,396. Cash flow pertaining to operating activities benefited from depreciation and amortization of $3,722,671, amortization of prepaid expenses and long-term prepaid expenses of $397,321 and $223,408, a decrease in inventory of $2,336,942, reduction in other receivables of $2,002,065, and an increase of $1,479,666 from accounts payable and accrued payables and were partially offset by non-cash subsidy income of $449,277 and a gain of $318,910 from disposal of subsidiaries, an increase of $1,347,731 from accounts receivable, a decrease of $638,046 from advances from customers, and repayments of $896,639 from other payables.

Net cash used in operating activities in the year ended December 31, 2013 totaled $113,010. Cash from operating activities mainly consisted of our net loss for the year of $2,684,463, supplemented by non-cash expenses of depreciation and amortization of $3,630,414, amortization of prepaid rental expense of $437,445, bad debt expense of $14,198, loss from inventory LCM of $84,800, impairment losses of $1,490,034 and $38,769 from a farm shutdown and construction in progress, and an increase in other payables of $750,889, and partially offset by an increase in accounts receivable of $102,462, an increase in inventories of $1,005,268, a feed prepayment of $1,440,167 included in our advances to suppliers, a security deposit payment of $981,932 for our national wide black hog promotion activities. Our increase in accounts receivable reflects the opening of our retail operations which started in the second quarter of 2013. Sales to supermarkets were made on terms of 30 to 45 days. Sales to chain restaurants and hotels were made on terms of 30 to 60 days. The increase in inventories was in part due to the increase in the number of hogs resident in the farms.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 totaled $11,815,866. This included $1,083,100 paid for the purchase of a 40% interest in one of our subsidiaries, Tianzhili, a cash payment of $6,594,555 for the Hang-ao acquisition, $658,959 in our construction in progress, and $8,606,643 in fixed asset investments. We spent approximately $8.5 million at buying a new headquarter office in Wuhan City. During the same period, we also collected $1,139,471 from our related party loan and $3,980,106 from selling our wholly owned subsidiaries.

Net cash used in investing activities for 2013 totaled $750,559. This included $573,134 of plant and equipment investments, $127,187 for additions to our breeder stock, and $50,238 investment in upgrade our feed facility.

Cash Provided by Financing Activities

For the year ended December 31, 2014, we had net cash provided by financing activities of $28,767,865. This included proceeds of $33.8 million, including the sale of 10.2 million shares to our current Chairman and CEO, Mr. Ping Wang, and a related party, Hubei Aoxin Science and Technology Group Co., Ltd., and proceeds from renewed short-term loans of $2,409,168. These favorable factors were partially offset by the repayment of $7,650,736 in short-term loans.

We finance our working capital requirements with short term bank loans. As a result, our cash from financing activities typically reflects these borrowings and repayments. For the year ended December 31, 2013, net cash provided by financing activities was $3,048,139. The activity was comprised of a repayment of short-term loans of $7,228,818, proceeds from short-term loans of $6,299,976, and proceeds of $3,201,600 from issuance of new shares, and proceeds from decrease in restricted cash of $807,689.

Commitments for Capital Expenditures

Our capital requirements for the next twelve months relate to purchasing breeder hogs and acquiring new companies to execute our operation diversification policy, as well as additional investment in our Retail segment to expand our marketing and distribution channels. We also expect to incur modest expenses in maintaining our hog farms. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

In July and August 2014 we acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. and Wuhan Optical Valley Orange Technology Co., Ltd. as the initial steps in our plan to diversify our operations.  We anticipate that we will make additional acquisitions of growth companies in China in industries other than hog farming.  The consummation of such acquisitions will require that we deploy our capital and, possibly, seek to borrow funds or raise additional equity from the sale of our securities.  There is no guarantee that such debt or equity will be available on terms acceptable to us, if at all.  The sale of our equity will dilute the interests of our current shareholders.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,411,012	$2,411,012	$-	$-	$-
Others	-	-	-	-	-
	$2,411,012	$2,411,012	$-	$-	$-

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

Revenues generated from sales of electro-hydraulic servo devices, providing maintenance services, and sales of optical fiber hardware and software solutions are recognized upon shipment and transfer of title or performance of the maintenance service.. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is based on an estimated of the number of service person hours necessary to render a service and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the years ended December 30, 2014 and 2013, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

Currency Exchange Rates

Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiaries is the RMB. All of our sales are denominated in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results of our operations are translated into U.S. dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

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

Item 8. Financial Statements

The consolidated financial statements of Aoxin Tianli Group, Inc. are presented following Item 15.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Ping Wang, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that the disclosure controls and procedures were effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of Ping Wang, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:
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

Under the supervision and with the participation of our management, including Ping Wang, our Chief Executive Officer, and Jun Wang, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting.

During the last quarter of the fiscal year ended December 31, 2014, in an effort to remedy the material weaknesses identified in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, we implemented a comprehensive training and development plan for our accounting personnel, including our Chief Financial Officer, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof, and we recruited more experienced accountants to enhance our controls over financial information. There were no other changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

 Part III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Ping Wang (5)	63	Chairman of the Board, Chief Executive Officer and Director	2014
Jun Wang	34	Chief Financial Officer and Director	2013
H Hanying Li (6)	64	Director	2005
Peter E. Gadkowski (1)(2)(3)(6)	65	Director	2010
Zihui Mo (1)(2)(3)(5)	56	Director	2012
Anthony S. Chan (1)(2)(3)(4)	50	Director	2014

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Class I director whose term expires in 2017.
(5)	Class II director whose term expires in 2015.
(6)	Class III director whose term expires in 2016.

Ping Wang.  Ping Wang has served as CEO and Chairman of the Company since March 28, 2014. He is Chairman of Aoxin Holdings Co., Ltd., a leading industrial park developer and operator headquartered in Beijing, since July 2012. From January 2009 to June, 2012, Mr. Wang was the chairman of Hubei Aoxin Sci-Tech Group. From January 2002 to December, 2008, Mr. Wang was the chairman of Wuhan Aoxin Investment Guarantee Co., Ltd. Mr. Wang holds a Master’s degree in Finance from Wuhan University of China.

Jun Wang.  Jun Wang has been our Chief Financial Officer since July 10, 2013. Since April 2012, Mr. Wang has been manager of the Finance Department of Fengze Agricultural Science & Technology Co., Ltd. From July 2008 to April 2012, Mr. Wang was employed by Hubei Huitong Industry & Trade Group Co., Ltd. as the Accounting Supervisor. From 2006 to June 2008, he was employed by Yiyang Zhongtian Petroleum Transport Co., Ltd. as the manager of the Finance Department.  From 2005 to March 2006, he was employed by Medtec Group in the accounting unit. Mr. Wang graduated from Wuhan University of Technology with the specialty of Accounting in 2006. In 2005, he received the Accounting Qualification Certificate. In 2006, he received the Intermediate Accountant Certificate and the Bachelor’s Degree in Accounting.

Hanying Li. Ms. Li has been a director of the Company since January 2010 and served as our Chair from that date until March 27, 2014. Ms. Li founded Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., our operating company in China (“Fengze”), in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her Bachelor’s Degree in Law from Hubei Finance & Economic University.

Peter E. Gadkowski. Mr. Gadkowski has been a director of the Company since December 2010. He has been an attorney in private practice since February 2000 and from September 1992 to December 1994. He also has experience in the pork industry. He founded, managed and served as CEO and a director of WPP Holding Corp., a hog farm in Yuma, Colorado, from March 1995 through August 1999, which was sold to Smithfield Foods, Inc. He also served as General Counsel and CFO of Premium Standards Farms, Inc., Kansas City, Missouri, from July 1990 to August 1992, which was sold to Continental Grain and then subsequently to Smithfield Foods, Inc. Mr. Gadkowski graduated magna cum laude from the California Western School of Law, and received an MBA in Finance and a BS in Business and Economics from Lehigh University.

Zihui Mo. Mr. Mo has been a director of the Company since October 2012. Since January 1, 2009, Mr. Mo has been CFO and COO of Watches of Switzerland, a private manufacturer of watches in Hong Kong and the United States owned by members of his family. He held the same positions from February 2004 through 2006. From January 1, 2007 through 2009, he was a marketing manager with A Field Consulting Ltd., a company that provides consulting services for small and middle sized companies seeking to go public. From November 1994 through January 2004, he was Vice General Manager of China Shipping and Vice General Manager of Rich Shipping Co., Ltd. From September 1993 through November 1994, he was Marketing Manager of Barako Shipping Co., Ltd. From February 1991 through August 1993, he was Marketing Supervisor of UDS Distribution Services Co., Ltd., Jardine Group. From October 1989 through February 1991, he was Marketing Manager of Toyota of Durata, California. Mr. Mo received a Degree in Education from Ricks College (Idaho) in 1985 and a Degree in Market Management and Academician in Accounting from Brigham Young University in 1988.

Anthony S. Chan. Mr. Chan has served as a director since September 19, 2014. He is Executive Vice President, Director and Acting Chief Financial Officer of Sino-Global Shipping America, Ltd (Nasdaq: SINO). He is a CPA licensed in New York with over 25 years of professional experience in auditing and SEC reporting, mergers and acquisitions, compliance with the Sarbanes-Oxley Act (“SOX”), internal controls and risk management. Mr. Chan has advised and audited public companies and privately-held organization across various industries including manufacturing, shipping, media and publishing, entertainment, communications, insurance, and real estate. Prior to joining Sino-Global in September 2013, Mr. Chan was an audit partner specializing in the delivery of assurance and advisory services to public companies with operations in China. From 2012 until 2013, he was an audit partner with UHY LLP. From 2011 until 2012, he was an audit partner at Friedman LLP. From 2007 through 2011, he was a partner in the New York City office of Berdon LLP, an accounting firm, where he was a partner in-charge of its Internal Control and SOX Compliance Practice. In addition, Mr. Chan was a former divisional CFO of About.com and Media Central, both divisions of Primedia (a NYSE listed public company) in 2001 and 2003, respectively. He worked for PwC from 1989 to 1998 and Arthur Andersen in 1999. His international experience also includes providing financial due diligence for strategic and financial buyers on various cross-border opportunities in mainland China, Taiwan, Finland, Mexico, and Puerto Rico. Mr. Chan is a member of the Board of Directors of the New York State Society of Certified Public Accountants and a member of the editorial board for The CPA Journal. Mr. Chan received a BA from Queens College (dual major in accounting and economics), City University of New York in 1987 and an MBA from Baruch College, City University of New York in 1989.

Board of Directors

Our Board of Directors consists of five directors. There are no family relationships between any of our executive officers and directors. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face election at our annual general meeting of shareholders in 2017 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors face re-election at our annual general meeting of shareholders in 2016 and every three years thereafter.

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

Each of our non-employee directors receives a cash retainer of $3,000 per month.

A director may vote in respect of any contract or transaction in which he is interested; provided, however that the nature of the interest of any director in any contract or transaction is disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested, and may vote on such motion.

Mr. Ping Wang currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Wang simply holds both positions at this time. We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Mr. Wang as both our principal executive officer and Chairman of the Board.

Our Board of Directors plays a key role in our risk oversight. Our Board of Directors makes all relevant Company decisions. As such, it is important for us to have our Chief Executive Officer serve on the Board as she plays a key role in the risk oversight or the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15).   Peter E. Gadkowski, Zihui Mo and Anthony S. Chan are our independent directors.

Board Committees

The Board has established three committees: the audit committee, the compensation committee and the nominating committee.

Audit Committee

The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The members of the audit committee are Zihui Mo (Chairman), Peter E. Gadkowski and Anthony S. Chan. Mr. Mo is the Audit Committee Financial Expert. All of the members of the audit committee are financially literate.

Compensation Committee

The compensation committee of the Board of Directors reviews and makes recommendations to the Board regarding our compensation policies for our officers, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The members of the compensation committee are Anthony S. Chan (Chairman), Zihui Mo and Peter E. Gadkowski.

Nominating Committee

The nominating committee of the Board of Directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations for election of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors.  The members of the nominating committee are Peter E. Gadkowski (Chairman), Zihui Mo and Anthony S. Chan.

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

Code of Business Conduct and Ethics

Our code of business conduct and ethics provides that our directors and officers are expected to avoid any action, position or interest that conflicts with the interests of our company or gives the appearance of a conflict. Directors and officers have an obligation under our code of business conduct and ethics to advance our company’s interests when the opportunity to do so arises. A copy of our Code of Business Conduct and Ethics is available in the “Corporate Governance” section of our website (www.aoxintianli-china.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2014 in accordance with the filing requirements of Section 16(a) of the Exchange Act. Zihui Mo, who became a director in October 2012, did not file a Form 3 until October 7, 2014 and Jun Wang, our CFO since July 13, 2013, did not file a Form 3 until February 28, 2015.  In addition, Hubei Aoxin Science and Technology Group Co., Ltd., of which Ping Wang is Chairman and a principal shareholder, which owns approximately 12.28% of our common shares, has not yet filed a Form 3 reporting its ownership, although the indirect beneficial ownership of such shares has been reported on the filings made by Ping Wang.

Compensation of Directors

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2014.

DIRECTOR COMPENSATION
Name	Annual Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Gadkowski	36,000	-	4,015	-	-	-	40,015
Zihui Mo	22,110	-	2,008	-	-	-	24,118
Anthony S. Chan (1)	9,000	-	1,004	-	-	-	10,004
Wei Gong (2)	0	-	-	-	-	-	0
Dr. Huanchun Chen (2)	0	-	-	-	-	-	0
Jianguo Hu (3)	0	-	-	-	-	-	0
Benyan Li (2)	0	-	-	-	-	-	0
Tong Zhao (3)	0	-	-	-	-	-	0
_____
(1) Anthony S. Chan was appointed a director on September 19, 2014.
(2)     Wei Gong, Benyan Li, Dr. Huanchun Chen and Jianguo Hu resigned as directors on September 19, 2014.
(3)     Tong Zhao was appointed a director on April 8, 2014 and resigned on June 18, 2014.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, the individuals who served as chief executive officer and chief financial officer of our company during the year ended December 31, 2014 for services provided in all capacities to us and our subsidiaries. No other executive officer (or former executive officer) received more than $100,000 in compensation for the fiscal year ended December 31, 2014.
Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Ping Wang Chairman and CEO(1)	2014	$55,346		-	-	-	-	-	$55,346
	2013	-	-	-	-	-	-	-	-

Jun Wang CFO(3)	2014	$39,068		-	-	-	-	-	$39,068
	2013	$19,533		-	-	-	-	-	$19,533

Hanying Li Chair and CEO (2)	2014	$36,100	-	-	-	-	-	-	$36,100
	2013	$50,000	-	-	-	-	-	-	$50,000

(1)	Mr. Ping Wang was appointed Chair man and CEO effective March 28, 2014.
(2)	Mr. Li resigned as Chair and CEO effective March 27, 2014.
(3)	Mr. Jun Wang was appointed CFO effective July 9, 2013.

Employment Agreements

Hanying Li

We entered into an employment agreement with our then president and chief executive officer, Ms. Hanying Li effective December 1, 2009, initially scheduled to expire on November 30, 2013, subject to automatic renewal through November 30, 2014, unless terminated prior to renewal. Ms. Li resigned on March 27, 2014. Under the terms of her employment agreement, Ms. Li was entitled to:

•	Base compensation of $50,000, payable in 12 equal monthly installments of $4,167.
•	Year-end bonus of $96,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Ms. Li.

Ms. Li had agreed during that the term of her employment agreement and for 36 months afterwards to:

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

Ping Wang

We entered into an employment agreement with our then president and chief executive officer, Mr. Ping Wang effective April 1, 2014, initially scheduled to expire on March 31, 2017, subject to automatic renewal through March 31, 2019, unless terminated prior to renewal. Under the terms of his employment agreement, Mr. Wang is entitled to:

•	Base compensation of RMB 340,000 payable in 12 equal monthly installments of $RMB 28,333.
•	Year-end bonus of RMB 660,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Mr. Wang.

Mr. Ping Wang had agreed during that the term of his employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose the our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Mr. Ping Wang has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Mr. Ping Wang may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Jun Wang

We entered into an employment agreement with our chief financial officer, Mr. Jun Wang effective July 9, 2013, initially scheduled to expire on December 31, 2015, subject to automatic renewal through December 31, 2017, unless terminated prior to renewal. Under the terms of his employment agreement, Mr. Wang is entitled to:

•	Base compensation of RMB 240,000 payable in 12 equal monthly installments of $RMB 20,000.
•	Year-end bonus of RMB 240,000, payable in the event our annual audited profits increase by at least 50% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Mr. Wang.

Mr. Jun Wang had agreed during that the term of his employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose the our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Mr. Jun Wang has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Mr. Jun Wang may be terminated at any time by either party upon presentation of 60 days’ prior notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Change In Control

On March 26, 2014, we sold to Mr. Ping Wang 3,000,000 common shares (the “Initial Shares”), representing approximately 21.48% of our outstanding common shares immediately prior to the sale, for a total purchase price of $6,000,000, or $2.00 per share. As a condition of the sale, Mr. Wang agreed not to sell the Initial Shares for 18 months and thereafter at not less than $2.00 per share. On March 28, 2014, Mr. Wang was elected CEO and Chairman following the resignation of Hanging Li. On April 10, 2014, we sold to Mr. Wang an additional, 2,600,000 common shares (the “Additional Shares”), representing approximately 15.33% of our then outstanding common shares, for a total purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of our outstanding common shares.  As a condition of the sale, Mr. Wang agreed not to sell the Additional Shares for 18 months and thereafter at not less than $2.20 per share.  The sale of the Initial Shares and the Additional Shares to Mr. Wang resulted in a change in control of the Company.

Security Ownership

The following table sets forth, as of February 28, 2015, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table above (the “Named Executive Officers”), and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after February 28, 2015 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of February 28, 2015, we had outstanding 33,183,000 common shares.  Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Aoxin Tianli Group, Inc., Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares
Directors and Named Executive Officers: Ping Wang, CEO and Chairman	9,875,000(1)	29.76%
Hanying Li, Director	3,200,000(2)	9.64%
Peter E. Gadkowski , Director	13,000(3)	*
Zihui Mo , Director	7,000(3)	*
Anthony S. Chan, Director	3,000(3)	*
Jun Wang, CFO	80,000(4)	*
All directors and officers as a group	13,178,000(1)(2)(5)	39.69%

Holders of More than 5% of Outstanding Common Shares Not Named Above:
Hua Zhang	3,200,000(6)	9.64%
Wei Gong	2,760,000	8.32%
Hubei Aoxin Science and Technology Group Co., Ltd	4,075,000	12.28%
 ______
*Less than 1%

(1)
Includes 4,075,000 shares owned by Hubei Aoxin, of which Mr. Wang is Chairman and a principal shareholder, and 200,000 shares the vesting of which is subject to Mr. Wang’s achievement of certain performance criteria to be determined as to 60,000 shares on each of February 3, 2016 and February 3, 2017.

(2)
Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang, and 90,000 shares the vesting of which is subject to Ms. Li’s achievement of certain performance criteria to be determined as to 45,000 shares on each of February 3, 2016 and February 3, 2017.

(3) (4)
Represents shares which he may acquire within sixty days upon exercise of stock options.
Includes 48,000 shares the vesting of which is subject to Mr. Wang’s achievement of certain performance criteria to be determined as to 24,000 shares on each of February 3, 2016 and February 3, 2017.

(5)	Includes 23,000 shares which may be acquired by Messrs. Gadkowski, Mo and Chan within 60 days upon exercise of stock options.
 (6) Includes 2,750,000 shares owned by Mr. Zhang’s spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and shareholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K ), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Receivables from Related Parties

At December 31, 2014, Fengze had made a security deposit of $78,195 to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service at a bank loan of $781,950 from Wuhan Rural Commercial Bank.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has indirect investment relationship with the Company. Those loans were due on December 18 and December 23, 2014 with 5% interest rate charge, but no collateral or guarantee offered. As of December 31, 2014, $1,629,062 of the $2,762,700 loan receivables was extended to January 23, 2015 and had been fully collected on January 6, 2015.

Advances from Customers – Related Party

As of December 31, 2014, OV Orange reported an advance from customer of $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”) Central Aoxin’s registered agent was Mr. Ping Wang, our CEO.

Payables to Related Parties

At December 31, 2014 and 2013, Fengze had aggregate payables to Ms. Li of approximately $48,926 and $139,430. Such amount was due to Ms. Li for advances to Fengze for its business expenses related to the operations of our hog farms. These amounts were due upon demand and without interest. Additionally, Hang-ao had a payable to Hubei Hang-ao Servo Technology Co., Ltd. of $406,306 and $0 at December 31, 2014 and 2013. This payable represents advances to Hang-ao for its operations. The payable was due on demand and without interest.

On October 10, 2013, Hang-ao entered into a real estate purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao had paid $4.7 million in 2013 and those apartments were transferred to the Company in 2014. As of December 31, 2014 and 2013, the Company reported an outstanding payable of $180,457 and $0, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is also one of the Company’s shareholders.

From August 26, 2014 (acquisition date) to December 31, 2014, OV Orange borrowed $89,530 from Hubei Aoxin Science and Technology Group Co., Ltd. This loan had no interest bearing and collateral. The loan had been repaid fully in 2014. Hubei Aoxin Science and Technology Group Co., Ltd.’s Chairman and a principal shareholder was Mr. Ping Wang, the Company’s Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao collected $1,090,637 from Hubei Xiangyang Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) for a prior year loan receivable. This loan had no interest bearing and collateral. One of Hangxiang’s major shareholders has indirect investment relationship with the Company.

Revenues Recognized from Related Parties

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Aocheng Casting Materials Co., Ltd. (“Aocheng Casting”) and recognized revenues of $867,176. The Company’s CEO, Mr. Ping Wang, was indirectly holding Aocheng Casting’s equity interest.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Central Aoxin and recognized revenues of $594,716. Central Aoxin’s registered agent was Mr. Ping Wang, our CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Xiangyang Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) and Hubei Yuren Electromechanical Hydraulic Technology Co., Ltd. (“Yuren”) and recognized revenues of $9,306 and $15,303, respectively. As of December 31, 2014, the Company reported accounts receivable of $0 and $19,875 from Hangxiang and Yuren, respectively. One of Hangxiang’s and Yuren’s major shareholders has indirect investment relationship with the Company.

Bank Loan Collateral Provided by Related Party

Wuhan Eastlake Hi-Tech Innovation Center whose actual controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China and this loan had been fully repaid in 2014. As a result, the related party mentioned above was no longer proving any collateral for the Company’s bank loans.

Transactions Involving Mr. Ping Wang, Our CEO and Chairman

On April 10, 2014, we sold to Mr. Ping Wang, our Chairman and CEO, 2,600,000 common shares (the “Shares”), representing approximately 15.33% of our then outstanding common shares, for a total purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of our outstanding common shares.  As a condition of the sale, Mr. Wang agreed not to sell the Shares for 18 months and thereafter at not less than $2.20 per share.

On August 18, 2014, we sold 3,000,000 common shares, representing approximately 13.51% of our then outstanding common shares, for a total purchase price of $7,200,000, or $2.40 per share, to Hubei Aoxin Science and Technology Group Co., Ltd., a company organized under the laws of the PRC (“Hubei Aoxin”), an approximately 24% premium over the closing price of $1.93 on August 15, 2014. Hubei Aoxin is a wholly owned subsidiary of Aoxin Holdings Co. Ltd. (“Aoxin”), a diversified holding company whose main business is in industrial park development and operations.  Mr. Ping Wang, our Chairman and Chief Executive Officer, is a principal shareholder and Chairman of Aoxin and Hubei Aoxin. As a condition of the sale, Hubei Aoxin agreed not to sell the Shares for 12 months and thereafter at not less than $2.40 per share.  For additional information concerning this transaction, see our Current Report on Form 8-K filed with the SEC on August 21, 2014, which is incorporated by reference herein.

On August 26, 2014, we issued a total of 2,552,000 common shares to the former shareholders of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry (“OV Orange”), in exchange for 95% of the outstanding shares of OV Orange, pursuant to a Stock Purchase Agreement, of which 1,075,000 common shares were issued to Hubei Aoxin the owner of 40% of the outstanding shares of OV Orange. The acquisition of OV Orange is part of our strategic development plan to transform Aoxin Tianli into a higher growth, more profitable business through targeted investments and acquisitions.   As a condition of the transaction, Hubei Aoxin agreed not to sell its shares prior to September 1, 2015. For additional information concerning this transaction, see our Current Report on Form 8-K filed with the SEC on August 28, 2014, which is incorporated by reference herein.

Except as set forth in the following sentence, the foregoing transactions were reviewed and approved by the Audit Committee or our Board of Directors. Although the acquisitions of Hang-ao and Ov Orange were approved by the Board of Directors, the Board and the Audit Committee were not advised in advance of individual transactions involving those entities and parties related to the Company described above, some of which pre-dated the acquisitions or were pursuant to agreements then in effect. We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Zihui Mo and Anthony Chan are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by HHC for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Fiscal Year Ended December 31,
	2014	2013
Audit Fees	$130,000	$100,000
Audit Related Fees	30,000	-
Tax Fees	-	-
All Other Fees	-	-
	$160,000	$100,000

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

Our Board of Directors has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2014 fiscal year. The Board of Directors also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2014 fiscal year for filing with the SEC.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 28, 2014).
4.1	Specimen Share Certificate (incorporated by reference to exhibit 4.1 to Amendment No. 4 to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on June 30, 2010).
4.2	Form of Placement Agent Warrant (included in Exhibit. 10.1)
10.1
Form of Placement Agent Warrant Agreement (incorporated by reference to exhibit 10.1 to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on March 17, 2010 (the “2010 Registration Statement’), and declared effective as amended, on June 30, 2010).

10.2	English Translation of Entrusted Management Agreement for Fengze (incorporated by reference to exhibit 10.2 to the 2010 Registration Statement).
10.3	English Translation of Shareholder Voting Proxy Agreement for Fengze (incorporated by reference to exhibit 10.3 to the 2010 Registration Statement).)
10.4	English Translation of Pledge of Equity Interest Agreement for Fengze (incorporated by reference to exhibit 10.4 to the 2010 Registration Statement).
10.5	English Translation of Exclusive Option Agreement for Fengze (incorporated by reference to exhibit 10.5 to the 2010 Registration Statement).
10.6	Tianli Agritech, Inc. 2012 Share Incentive Plan (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-8 (Registration No. 333- 181860) filed on June 4, 2012)
10.7
Aoxin Tianli Group, Inc. 2014 Share Incentive Plan  (incorporated by reference to exhibit 10.30 to the Company’s Registration Statement on Form S-8 (Registration No. 333- 201815) filed on February 2, 2015.)

10.8
Subscription Agreement with Wei Gong dated September 28, 2013 for the purchase of 2,760,000 common shares (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2013).

10.9
English Translation of Employment Agreement between the Registrant and Mr. Jun Wang (incorporated by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.10	English Translation of Land Lease Contract – Zhulin (incorporated by reference to exhibit 10.10 to the 2010 Registration Statement).
10.11	English Translation of Land Lease Contract – Fengze (incorporated by reference to exhibit 10.11 to the 2010 Registration Statement).
10.12	English Translation of Land Lease Contract – Jinmu (incorporated by reference to exhibit 10.12 to the 2010 Registration Statement).
10.13	English Translation of Side Agreement Related to Land Lease Contract – Jinmu (incorporated by reference to exhibit 10.13 to the 2010 Registration Statement).
10.14	English Translation of Land Lease Contract – Tianjian (incorporated by reference to exhibit 10.14 to the 2010 Registration Statement).
10.15	English Translation of Side Agreement Related to Land Lease Contract – Tianjin (incorporated by reference to exhibit 10.15 to the 2010 Registration Statement).
10.16	English Translation of Land Lease Contract – Nanyan (incorporated by reference to exhibit 10.16 to the 2010 Registration Statement).
10.17	English Translation of Side Agreement Related to Land Lease Contract – Nanyan (incorporated by reference to exhibit 10.17 to the 2010 Registration Statement).
10.18	English Translation of Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.18 to the 2010 Registration Statement).
10.19	English Translation of Side Agreement Related to Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.19 to the 2010 Registration Statement).

10.20	English Translation of Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.20 to the 2010 Registration Statement).
10.21	English Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.12 to the 2010 Registration Statement).
10.22	English Translation of Feed Sale Agreements (incorporated by reference to exhibit 10.23 to the 2010 Registration Statement).
10.23	English Translation of Land Use Rights Transfer Agreement – Qingsonggang (incorporated by reference to exhibit 10.24 to the 2010 Registration Statement).
10.24	Summary of Terms of Demand Note with Hanying Li (incorporated by reference to Amendment No. 2 to the 2010 Registration Statement filed on June 1, 2010).
10.25
English translation of Marketing Consulting Agreement for Enshi Black Hogs (North China Area) dated June 28, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2012).

10.26	English translation of Agreement of Contract Termination effective June 15, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.27	Subscription Agreement with Ping Wang dated March 24, 2014 for the purchase of 3,000,000 common shares (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 27, 2014).
10.28	Subscription Agreement with Ping Wang dated April 10, 2014 for the purchase of 2,600,000 common shares (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2014).
10.29	Subscription Agreement with Houliang Yu dated June 6, 2014 for the purchase of 1,600,000 common shares (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2014).
10.30	Stock Purchase Agreement dated July 15, 2014 for the acquisition of 88% equity interest in Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2014).
10.31	Subscription Agreement with Hubei Aoxin Science and Technology Group Co., Ltd. dated August 18, 2014 for the purchase of 3,000,000 common shares (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2014).
10.32	Stock Purchase Agreement dated August 26, 2014 for the acquisition of 95% equity interest in Wuhan Optical Valley Orange Technology Co., Ltd. (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2014).
10.33	Subscription agreement dated November 25, 2014 for the issuance and sale of a total of 4,600,000 common shares to Kai Xiao (1,500,000 shares), Wei Huang (1,500,000 shares), Yingjian Li (800,000 shares) and Ruinao Yang (800,000 shares) (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2014).
10.34	Director Retainer Agreement dated October 1, 2014 with Peter E. Gadkowski, including stock option grant.
10.35	Director Retainer Agreement dated October 1, 2014 with Zihui Mo, including stock option grant.

10.36	Director Retainer Agreement dated October 1, 2014 with Anthony S. Chan, including stock option grant.
10.37	Restricted Stock Award Agreement with Ping Wang dated February 3, 2015.
10.38	Restricted Stock Award Agreement with Hanying Li dated February 3, 2015.
10.39	Restricted Stock Award Agreement with Jung Wang dated February 3, 2015.
10.40	English Translation of Employment with Ping Wang.
14.1	Code of Business Conduct and Ethics (incorporated by reference to exhibit 99.2 to the 2010 Registration Statement).
16.1	Letter of RBSM LLP to the Commission (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013).
21.1	Subsidiaries of the Registrant
23.1	Consent of HHC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOXIN TIANLI GROUP, INC.

Dated: March 18, 2015	By:	/s/ Ping Wang
Ping Wang Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jun Wang
Jun Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 18, 2015.

Signature	Title

/s/ Ping Wang	Chief Executive Officer (Principal Executive
Ping Wang	Officer) and Chairman of the Board

/s/ Jun Wang	Chief Financial Officer (Principal Financial and Accounting
Jun Wang	Officer)

/s/ Hanying Li	Director
Hanying Li

/s/ Peter E. Gadkowski	Director
Peter E. Gadkowski

/s/ Zihui Mo	Director
Zihui Mo

/s/ Anthony S. Chan	Director
Anthony S. Chan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Aoxin Tianli Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxin  Tianli Group, Inc. (formerly Tianli Agritech Inc.) and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC
Forest Hills, New York
March 18, 2015

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$39,123,869	$10,087,694
Notes receivable	16,291	-
Accounts receivable, net	2,237,794	256,607
Accounts receivable - related party	19,875	-
Inventories	11,015,763	11,484,786
Advances to suppliers	1,051,259	1,612,492
Prepaid expenses	238,875	204,106
Other receivables, net	241,666	1,181,078
Loan receivable - related party	1,629,062	-
Due from related party	78,195	-
Total Current Assets	55,652,649	24,826,763

Long-term prepaid expenses, net	2,832,996	1,606,188
Plant and equipment, net	36,525,169	23,185,732
Construction in progress	710,128	50,897
Biological assets, net	2,036,823	3,276,840
Intangible assets, net	5,795,759	1,480,631

Total Assets	$103,553,524	$54,427,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,411,012	$6,382,561
Accounts payable and accrued payables	1,506,703	48,896
Advances from customers	83,304	-
Advances from customers - related party	58,451	-
Deferred income	260,058	-
Special payables	182,488	-
Other payables	2,991,109	3,309,246
Other payable - related party	180,457	-
Due to related party	455,232	139,430
Total Current Liabilities	8,128,814	9,880,133

Stockholders' Equity:
Common stock ($0.001 par value, 100,000,000 shares authorized,
32,373,000 and 13,964,000 shares issued and outstanding as of
December 31, 2014 and 2013, respectively)	32,373	13,964
Additional paid in capital	63,022,184	18,094,200
Statutory surplus reserves	2,532,813	2,416,647
Retained earnings	24,105,472	19,538,507
Accumulated other comprehensive income	4,079,896	4,046,055
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	93,772,738	44,109,373
Noncontrolling interest	1,651,972	437,545
Total Stockholders' Equity	95,424,710	44,546,918
Total Liabilities and Stockholders' Equity	$103,553,524	$54,427,051

See accompanying notes to consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2014	2013

Revenues	$42,265,741	$33,350,942
Revenues - related party	1,486,501	-
	43,752,242	33,350,942
Cost of goods sold	35,643,944	30,330,010
Gross profit	8,108,298	3,020,932

Operating expenses:
General and administrative expenses	3,731,805	3,236,401
Selling expenses	873,286	563,415
Total operating expenses	4,605,091	3,799,816

Income (loss) from operations	3,503,207	(778,884)

Other income (expense):
Interest expense	(433,545)	(338,688)
Subsidy income	504,835	107,584
Impairment loss from Farm 8 shutdown	-	(1,490,034)
Impairment loss from construction in progress	-	(38,769)
Replacement compensation	987,459	-
Other income, net	88,905	(145,672)
Total other incomes (expenses)	1,147,654	(1,905,579)

Income (loss) before income taxes	4,650,861	(2,684,463)

Income taxes	255,168	-
Net income (loss) from continuing operations	4,395,693	(2,684,463)

Discontinued operations:
Gain from operations of discontinued component, net of taxes	318,910	-

Net income (loss)	4,714,603	(2,684,463)
Net loss (income) attributable to noncontrolling interest	(31,472)	640,693
Net income (loss) attributable to Aoxin Tianli Group Inc. common stockholders	4,683,131	(2,043,770)

Other comprehensive income:
Unrealized foreign currency translation adjustment	13,625	1,436,681

Comprehensive income	$4,696,756	$(607,089)

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	21,828,292	11,657,750

Continuing operations - Basic & diluted	$0.20	$(0.18)
Discontinued operations -Basic & diluted	$0.01	$-

See accompanying notes to consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,714,603	$(2,684,463)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,722,671	3,630,414
Amortization of prepaid expenses	397,321	352,513
Amortization of long-term prepaid expenses	223,408	84,932
Bad debt expense	(59,840)	14,198
Stock-based compensation	18,700	6,900
Subsidy income	(449,277)	-
Impairment loss at inventory	8,972	84,800
Loss from farm shutdown	-	1,490,034
Impairment loss at construction in progress	-	38,769
Loss from disposal of fixed assets	9,977	-
Loss from disposal of biological assets	82,034	-
Gain from disposal of subsidiaries	(318,910)	-
Changes in operating assets and liabilities:
Notes receivable	423,232	-
Accounts receivable	(1,347,731)	(102,462)
Inventories	2,336,942	(1,005,268)
Advances to suppliers	703,500	(1,399,156)
Prepaid expenses	(348,734)	(271,300)
Other receivables	2,002,065	(957,900)
Long-term prepaid expenses	(172,458)	-
Accounts payable and accrued payables	1,479,666	(145,910)
Advances from customers	(638,046)	-
Deferred income	(81,391)	-
Special payables	81,391	-
Other payables	(896,639)	750,889
Total adjustments	7,176,853	2,571,453
Net cash provided by (used in) operating activities from continuing operations	11,891,456	(113,010)
Net cash provided by operating activities from discontinued operations	110,940	-
Net cash provided by (used in) operating activities	12,002,396	(113,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	(1,083,100)	-
Cash paid for acquisitions	(6,594,555)	-
Proceeds from disposal of subsidiaries	3,980,106	-
Proceeds from disposal of fixed assets	7,814	-
Proceeds from collection of loan receivable from related party	1,139,471	-
Purchase of biological assets	-	(127,187)
Investment in construction in progress	(658,959)	(50,238)
Purchase of plant and equipment	(8,606,643)	(573,134)
Net cash used in investing activities	(11,815,866)	(750,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	-	807,689
Proceeds from capital contribution	33,800,000	3,201,600
Due to (from) related party	209,433	(32,308)
Repayment of short-term loans	(7,650,736)	(7,228,818)
Proceeds from short-term loans	2,409,168	6,299,976
Net cash provided by financing activities	28,767,865	3,048,139

EFFECT OF EXCHANGE RATE CHANGES ON CASH	81,780	425,919

NET INCREASE IN CASH	29,036,175	2,610,489

CASH, BEGINNING OF PERIOD	10,087,694	7,477,205

CASH, END OF PERIOD	$39,123,869	$10,087,694

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$618,915	$385,883
Income tax paid	$255,168	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Property purchase with prepayments made through due from related party	$4,725,780	$-
Acquisition payments made through issuances of shares	$9,909,742	$-

See accompanying notes to consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory		Accumulated Other
	Shares	Amoount	Paid in Capital	Surplus Reserves	Retained Earnings	Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2012	11,194,000	$11,194	$14,888,470	$2,416,647	$21,582,277	$2,609,374	$1,058,022	$42,565,984

Capital contribution from new share issuance	2,760,000	2,760	3,198,840	-	-	-	-	3,201,600
2013 stock-based compensation to an investor relationship consulting firm	10,000	10	6,890	-	-	-	-	6,900
Comprehensive income:
Net loss	-	-	-	-	(2,043,770)	-	(640,693)	(2,684,463)
Unrealized foreign currency translation adjustment	-	-	-	-	-	1,436,681	20,216	1,456,897

Balance, December 31, 2013	13,964,000	13,964	18,094,200	2,416,647	19,538,507	4,046,055	437,545	44,546,918

Capital contribution from new share issuance	3,000,000	3,000	5,997,000	-	-	-	-	6,000,000
Capital contribution from new share issuance	2,600,000	2,600	5,717,400	-	-	-	-	5,720,000
Capital contribution from new share issuance	1,600,000	1,600	3,838,400	-	-	-	-	3,840,000
Hang-ao acquisition	1,047,000	1,047	2,229,063	-	-	-	1,234,855	3,464,965
Capital contribution from new share issuance	3,000,000	3,000	7,197,000	-	-	-	-	7,200,000
OV Orange acquisition	2,552,000	2,552	7,677,080	-	-	-	261,915	7,941,547
Capital contribution from new share issuance	4,600,000	4,600	11,035,400	-	-	-	-	11,040,000
2014 stock-based compensation to an investor relations firm	10,000	10	18,690	-	-	-	-	18,700
Options granted to directors	-	-	84,322	-	-	-	-	84,322
Redemption of noncontrolling interest	-	-	1,133,629	-	-	20,216	(310,528)	843,317
Allocation of 10% statutory reserve	-	-	-	116,166	(116,166)	-	-	-
Comprehensive income:
Net income	-	-	-	-	4,683,131	-	31,472	4,714,603
Unrealized foreign currency translation adjustment	-	-	-	-	-	13,625	(3,287)	10,338

Balance, December 31, 2014	32,373,000	$32,373	$63,022,184	$2,532,813	$24,105,472	$4,079,896	$1,651,972	$95,424,710

See accompanying notes to consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s whollyowned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, Hang-ao, and OV Orange. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao, including its wholly owned subsidiary, Sanqiang, and OV Orange including its wholly owned subsidiary, Optical Networking, are reflected in the Company’s financial statements from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company. HCS, WFOE Fengze, Tianzhili, Hang-ao, Sanqiang, OV Orange, and Optical Networking are sometimes referred to as the “subsidiaries”. Aoxin Tianli, its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Tianli Agritech, Inc. was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Tianli Agritech, Inc. changed its name to “Aoxin Tianli Group, Inc.” Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng will be engaged in managing black hog farming and operations in Hefeng county of Enshi Tujia and Miao Autonomous Prefecture. On November 18, 2014, Hefeng had been dissolved and terminated its business registration.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close its farm located in the Caidian District (Farm 8). The Company was advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. The Company finished its evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $987,459 on June 2014. However, the final amount of its evacuation cost and loss from the farm shutdown that will be reimbursed by Caidian District is still undetermined. The Company maintains minimum personnel in the Caidian Farm or Farm 8 awaiting the final determination and reimbursements of its evacuation cost and loss.

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016. Since Aoxin Tianli acquired Hang-ao, Hang-ao had reported net income of $1,015,128 for its operations in 2014.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu  and on November 11, 2014, the consideration of RMB 24 million or $3.9 million had been collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.  Since Aoxin Tianli acquired OV Orange, OV Orange had reported net income of $1,046,732 for its operations in 2014.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares and will not receive any additional compensation.

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

Wuhan Optical Valley Orange Technology Co., Ltd. is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry. OV Orange was sole shareholder of Optical Networking. On November 10, 2014, OV Orange had entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, Hefeng, as well as Hang-ao,  OV Orange, and for the periods prior to their sale, Sanqiang and Optical Networking. All material intercompany accounts and transactions have been eliminated in consolidation. The 12% equity interest holders in Hang-ao and the 5% equity interest holder of OV Orange will be accounted as noncontrolling interest in the Company’s consolidation financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of December 31, 2014 and 2013, balances in banks in the PRC were $39,123,869 and $10,087,694, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Notes Receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $16,291 and $0 at December 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued allowance for doubtful accounts of $62,328 and $10,178 at December 31, 2014 and 2013.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded an inventory reserve of $85,518 and $85,912 at December 31, 2014 and 2013, respectively.

Prepaid Expenses

Prepaid expenses at December 31, 2014 and 2013 totaled $238,875 and $204,106, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the years ended December 31, 2014 and 2013, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $397,321 and $352,513, respectively.

Advances to Suppliers

Advances to suppliers at December 31, 2014 and 2013 totaled $1,051,259 and $1,612,492, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers. As of December 31, 2013, the prepayments to the Company’s premix feed supplier and one of OV Orange’s raw material suppliers were $1,440,167 and $0.

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

Intangible Assets

Included in the intangible assets are land use rights, distribution networks and patents acquired as a result of the Hang-ao and OV-Orange acquisitions. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Intangible assets consisted of the following:

	December 31, 2014	December 31, 2013
Amortizable intangible assets:

Carrying amount:
Land use rights	$1,727,099	$1,735,042
Distribution network	1,931,657	-
Patents	3,682,545	-
Others	7,933	-
Total carrying amount	7,349,234	1,735,042

Accumulated amortization:
Land use rights	(304,869)	(254,411)
Distribution network	(144,874)	-
Patents	(1,101,044)	-
Others	(2,688)	-
Total accumulated amortization	(1,553,475)	(254,411)
Total intangible assets, net	$5,795,759	$1,480,631

During the first quarter of 2014, we made cash payments totaling $1.1 million to acquire 40% noncontrolling interest of Tianzhili, one of our consolidated entities. These cash payments are reported as an investing activity in the “Cash paid for purchase of noncontrolling interest” caption of our consolidated statement of cash flows.

On July 15, 2014, we acquired 88% of the equity interest of Hang-ao and its then wholly owned subsidiary, Sanqiang, for $9,055,605, including $6,825,495 in cash and $2,230,110 in our common stock, with a premium payment of $2,440,820. As a result, we recognized patents held by Sanqiang of $2,773,659 as part of our intangible assets. On November 10, 2014, we sold 100% of Sanqiang’s equity interest for $3,906,759 in cash and reported $312,945 gain from disposal of subsidiaries.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On August 26, 2014, we acquired 95% of the outstanding equity of OV Orange and its then wholly owned subsidiary, Optical Networking for $4,976,400 in our common stock. Through the acquisition, we obtained OV Orange’s patents of $3,682,545 reported as part of our intangible assets. On November 10, 2014, we sold 100% of Optical Networking’s equity interest for $162,782 in cash and reported $5,965 gain from disposal of subsidiaries.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2015	$603,772
2016	$603,772
2017	$603,772
2018	$602,672
2019	$602,187
Thereafter	$2,779,584

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Emerging Business	Total
Land use rights	$1,727,099	$-	$-	$1,727,099
Distribution network	-	1,931,657	-	1,931,657
Patents	-	-	3,682,545	3,682,545
Others	-	-	7,933	7,933
Less: accumulated amortization	(304,869)	(144,874)	(1,103,732)	(1,553,475)
Balance as of December 31, 2014	$1,422,230	$1,786,783	$2,586,746	$5,795,759

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended December 31, 2013, the Company had recorded impairment charges of $1,490,034 and $38,769 at its plant and equipment and construction in progress. For the year ended December 31, 2014, the Company did not consider it necessary to record any impairment charges during the year ended December 31, 2014.

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

The carrying values of cash and cash equivalents, notes receivable, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of December 31, 2014 and 2013, the Company reported deferred income of $260,058 and $0, respectively. During the years ended December 31, 2014 and 2013, the Company recognized subsidy income of $449,277 and $0 from its deferred incomes based on results of using the percentage of completion method.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Special Payables

Special payables are the portion of certain subsidies received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are “Pass through” payments. As of December 31, 2014 and 2013, the Company reported special payables of $182,488 and $0, respectively.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues generated from sales of electro-hydraulic servo devices, providing maintenance services, and sales of optical fiber hardware and software solutions are recognized upon shipment and transfer of title or performance of the maintenance service. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is based on an estimated of the number of service person hours necessary to render a service and is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the years ended December 31, 2014 and 2013, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

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

Starting from the second quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter of 2013, the Company is operating in two segments, hog farming and retail. However, after completion of the Hang-ao and OV Orange acquisitions, the Company has determined to establish another segment, the emerging business segment, in which it includes its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. As of December 31, 2014, the Company is operating in three segments, Hog Farming, Retail, and Emerging Business.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2014 and 2013.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products and optical fiber products and services, which are included in the Company’s Emerging Business segment, are subject to the 25% enterprise income tax. Since OV Orange is certified as a new high technology company, OV Orange is enjoying a 15% preferential enterprise income tax rate until the end of 2015. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered. However, the Company’s operations in Emerging Business segment are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s operations in Retail segment, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

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
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2014 and 2013.

Foreign Currency Translation

As of December 31, 2014 and 2013, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.1385 per US dollar and RMB 6.11 per US dollar as of December 31, 2014 and 2013, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2014 and 2013, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.1432 and RMB 6.19 per US dollar for the years ended December 31, 2014 and 2013, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

As of December 31, 2014 and 2013, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Based on the Company’s initial assessment of the standard, the Company expects that any potential future disposals of any one of its hog farms will not be reported as discontinued operations and that the results of operations of any such disposed hog farms, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within the Consolidated Statements of Operations and Comprehensive Income for all periods presented through the date of disposition.

Reclassification

Certain prior year balances were reclassified to conform to the current year's presentation. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Acquisitions

On July 15, 2014, the Company acquired Hang-ao, a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao, at the time of the acquisition, was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares and will not receive any additional compensation.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	2,552,000	$1.95	$4,976,400
Acquired assets and liabilities:
Cash			$690,990
Current assets			3,881,918
Fixed assets			376,075
Long-term prepaid expense			1,282,037
Intangible assets			2,699,753
Liabilities			(989,226)
			7,941,547
Discount from bargain purchase			(2,703,232)
			5,238,315
Percentage of acquired equity			95%
95% of acquired assets and liabilities			4,976,400
Purchase price			4,976,400
Goodwill			$-

Amount
Acquired assets and liabilities, net	$5,238,315
Percentage of equity	5%
Noncontrolling Interest	$261,915

Before Aoxin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the chairman and principal shareholder of Aoxin Tianli. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deconsolidation

On November 10, 2014, the Company sold 100% of Sanqiang’s equity interest  for $3,906,759 in cash.  Aoxin Tianli recognized a gain of $312,945 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,906,759
Disposed assets and liabilities:
Cash	16,839
Current assets	292,795
Fixed assets	17,370
Intangible assets	3,550,949
Liabilities	(284,139)
3,593,814
Gain from disposal of subsidiaries, net of income tax	$312,945

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On November 10, 2014, the Company sold 100% of Optical Networking’s equity interest  for $162,906 in cash.  Aoxin Tianli recognized a gain of $5,965 from this transaction.

The following is a reconciliation of the deconsolidation:
Amount
Selling price	$162,906
Disposed assets and liabilities:
Cash	72,665
Current assets	84,276
156,941
Gain from disposal of subsidiaries, net of income tax	$5,965

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2014	2013
Accounts receivable	$2,300,122	$266,785
Less: Allowance for doubtful accounts	(62,328)	(10,178)
	$2,237,794	$256,607

NOTE 4—INVENTORIES

Inventories consisted of the following:

	December 31,
	2014	2013
Raw materials—hogs	$984,045	$1,750,125
Work in process—biological assets	3,603,752	4,643,256
Infant hogs	4,195,792	4,968,112
Finished goods—specialty pork products	128,944	209,205
Raw materials	236,015	-
Work in process	1,343,440	-
Finished goods	609,293	-
Less: inventory reserve	(85,518)	(85,912)
	$11,015,763	$11.484,786

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2014 and 2013, the Company determined that there were write downs of $85,518 and $85,912, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of December 31, 2014 and 2013, advances to suppliers amounted to $1,051,259 and $1,612,492, respectively.

Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers. As of December 31, 2013, the prepayments to the Company’s premix feed supplier and one of OV Orange’s raw material suppliers were $1,440,167 and $0.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 6—OTHER RECEIVABLES

At December 31, 2014 and 2013, the Company reported other receivables of $241,666 and $1,181,078, respectively, including an allowance for doubtful receivables of $1,513 and $61,485.

The balances as of December 31, 2014 and 2013 included a deposit of $0 and $163,655 to a professional loan guarantee service company for obtaining a short-term loan from Shanghai Pudong Development Bank.

On December 31, 2014 and 2013, the Company loaned $62,326 and $0 to two of its customers. The loans bear no interest and are not collateralized. Those loans were collected in January 2015.

In August 2013, the Company entered into a promotional agreement with a marketing company to prepare a series of nationwide promotional activities to promote “Tianli-Xiduhei” black hogs for the 2014 Chinese New Year holiday. According to the agreement, the Company provided a security deposit of $981,932 to the marketing company. The deposit had been returned at March 7, 2014 after the end of the promotional activities.

NOTE 7—LOAN RECEIVABLES – RELATED PARTY

At December 31, 2014 and 2013, the Company reported loan receivables of $1,629,062 and $0 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”), whose CEO and major shareholder has an indirect investment relationship with the Company.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Blueeye. Those loans were due on December 18 and December 23, 2014 with 5% interest rate charge, but no collateral or guarantee offered. As of December 31, 2014, $1,629,062 of the $2,762,700 loan receivables was extended to January 23, 2015 and had been fully collected on January 6, 2015.

NOTE 8—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture and a prepayment to Huazhong University of Science and Technology for a research project. The prepaid rental expenses and research expense are being amortized using the straight-line method over the lease term of 21.33 years and cooperative term of 15 years.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Long-term prepaid expenses at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Long-term prepaid rental expenses	$1,915,211	$1,835,644
Long-term prepaid research expenses	$1,629,062	$-
Less: Accumulated amortization	(711,277)	(229,456)
	$2,832,996	$1,606,188

Amortization expense for the years ended December 31, 2014 and 2013 was $223,408 and $84,932, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $223,408 per annum.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	December 31,
	2014	2013
Buildings	$39,533,242	$26,254,084
Vehicles	609,742	738,438
Office equipment	628,415	535,206
Production equipment	4,462,044	2,618,167
Research equipment	916,668	-
	46,150,111	30,145,895
Less: Accumulated depreciation	(9,624,942)	(6,960,163)
	$36,525,169	$23,185,732

(i)	Depreciation expense was $2,413,799 and $2,251,119 for the years ended December 31, 2014 and 2013, respectively.

(ii)	Impairment charge

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $0 and $1,490,034 for the years ended December 31, 2014 and 2013, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 10—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for upgrading the Company’s feed processing facility. Once construction is completed, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2014 and 2013, the construction in progress was $710,128 and $50,897, respectively.  Included in the construction in progress, there were $50,664 for upgrading the feed processing facility and $659,464 for optical fiber equipment purchases which had been put to use in January 2015.

NOTE 11—BIOLOGICAL ASSETS

Biological assets consisted of the following:
	December 31,
	2014	2013
Breeding hogs	$6,712,355	$7,120,342
Less: Accumulated amortization	(4,675,532)	(3,843,502)
	$2,036,823	$3,276,840

As of December 31, 2014 and 2013, $982,172 and $1,141,878 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2014 and 2013 was $1,142,045 and $1,328,450, respectively.

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

Intangible assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Land use rights	$1,727,099	$1,735,042
Distribution network	1,931,657	-
Patents	3,682,545	-
Others	7,933	-
Less: Accumulated amortization	(1,553,475)	(254,411)
	$5,795,759	$1,480,631

Amortization expense for the years ended December 31, 2014 and 2013 was $451,158 and $50,845, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2015	$603,772
2016	$603,772
2017	$603,772
2018	$602,672
2019	$602,187
Thereafter	$2,779,584

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 13—SHORT-TERM LOANS

As of December 31, 2014 and 2013, the short-term loans are as follows:

	December 31, 2014	December 31, 2013
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by June 19, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	$-	$785,546
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.2%, due by December 4, 2014, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili,, secured by certain assets of the Company.	-	1,636,554
Loan payable to Communication Bank of China, annual interest rate of 7.28%, due by December 16, 2014, guaranteed by Wuhan Science and Technology Guarantee Co., Ltd.	-	1,636,554
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by November 6, 2014 with collateral provided by Mr. Xin Zhang.	-	851,008
Loan payable to Industrial and Commercial Bank of China, annual interest rate of 7.8%, due by December 3, 2014, with collateral provided by Wuhan East Lake Hi-Tech Innovation Center.	-	1,472,899
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	1,140,344	-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	488,718	-
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by August 4, 2015 guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	781,950	-
	$2,411,012	$6,382,561

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In 2013, the Company paid $40,914 and $49,097 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and Communication Bank of China. In 2014, the Company paid $40,695 to guarantee service providers for providing the guarantee of the loans from Shanghai Pudong Development Bank and $14,064 to Wuhan Aoxin Investment and Guarantee Services, Co., Ltd., a related party whose major shareholder has indirect investment relationship with the Company, for providing guarantee service for the Company’s bank loan from Wuhan Rural Commercial Bank.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 14—OTHER PAYABLES

Other payables at December 31, 2014 and 2013 were $2,991,109 and $3,309,246, respectively. Included in other payables as of December 31, 2014 and 2013 were mainly deposit payables of $2,861,203 and $3,255,504.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2014 and 2013, deposits from farmers were $2,861,203 and $3,255,504, respectively.

The amortization of deposit payables for the years ended December 31, 2014 and 2013 was $284,331 and $429,488. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2015	$284,331
2016	$284,331
2017	$284,331
2018	$284,331
2019	$284,331
Thereafter	$1,439,548

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 15—INCOME TAXES

The Company’s operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products and optical fiber products and services, which are included in the Company’s Emerging Business segment, are subject to the 25% enterprise income tax. Since OV Orange is certified as a new high technology company, OV Orange is enjoying a 15% preferential enterprise income tax rate until the end of 2015. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered. However, the Company’s operations in Emerging Business segment are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s operations in Retail segment, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2014	2013
Tax computed at China statutory rates	25%	25%
Effect of exempt rate on Hog Farming and Retail operations	(15%)	(25%)
Effect of reduced rate on OV Orange	(2%)	-
Effect of losses	(3%)	-
Effective rate	5%	-

As of December 31, 2014 and 2013, the Company reported no deferred tax assets or liabilities.

The Company’s income tax returns since inception are subject to audit by regulatory authorities. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

We recognize tax liabilities in accordance with ASC Topic 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

NOTE 16—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due from related party

The amount due from related party was $78,195 and $0 as of December 31, 2014 and 2013, respectively. The amount due as of December 31, 2014 was a security deposit to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service at a bank loan of $781,950 from Wuhan Rural Commercial Bank.

Loan receivable – related party

At December 31, 2014 and 2013, the Company reported loan receivables of $1,629,062 and $0 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has indirect investment relationship with the Company.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Blueeye. Those loans were due on December 18 and December 23, 2014 with 5% interest rate charge, but no collateral or guarantee offered. As of December 31, 2014, $1,629,062 of the $2,762,700 loan receivables was extended to January 23, 2015 and had been fully collected on January 6, 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Advances from customers – related party

As of December 31, 2014, OV Orange reported an advance from customer of $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”) Central Aoxin’s registered agent was Mr. Ping Wang, the same with our CEO.

Other payable – related party

On October 10, 2013, Hang-ao entered into a real estate purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao had paid $4.7 million in 2013 and those apartments were transferred to the Company in 2014. As of December 31, 2014 and 2013, the Company reported an outstanding payable of $180,457 and $0, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is also one of the Company’s shareholders.

Due to related party

The amount due to related party was $455,232 and $139,430 as of December 31, 2014 and 2013, respectively. The amount represented the advances of $48,926 from the Company’s shareholder and former chief executive officer, Ms. Hanying Li, and $406,306 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and due upon demand.

From August 26, 2014 (acquisition date) to December 31, 2014, OV Orange borrowed $89,530 from Hubei Aoxin Science and Technology Group Co., Ltd. This loan had no interest bearing and collateral. The loan had been repaid fully in 2014. Hubei Aoxin Science and Technology Group Co., Ltd.’s Chairman and a principal shareholder was Mr. Ping Wang, the Company’s Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao collected $1,090,637 from Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) for a prior year loan receivable. This loan had no interest bearing and collateral. One of Hangxiang’s major shareholders has indirect investment relationship with the Company.

Revenues – related party

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Aocheng Casting Materials Co., Ltd. (“Aocheng Casting”) and recognized revenues of $867,176. The Company’s CEO, Mr. Ping Wang, was indirectly holding Aocheng Casting’s equity interest.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Central Aoxin and recognized revenues of $594,716. Central Aoxin’s registered agent was Mr. Ping Wang, the same with our CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) and Hubei Yuren Electromechanical Hydraulic Technology Co., Ltd. (“Yuren”) and recognized revenues of $9,306 and $15,303, respectively. As of December 31, 2014, the Company reported accounts receivable of $0 and $19,875 from Hangxiang and Yuren, respectively. One of Hangxiang’s and Yuren’s major shareholders has indirect investment relationship with the Company.

Bank loan collateral provided by related party

Wuhan Eastlake Hi-Tech Innovation Center whose actual controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China and this loan had been fully repaid in 2014. As a result, the related party mentioned above was no longer proving any collateral for the Company’s bank loans.

Issuance of common stock

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On August 26, 2014, we issued a total of 2,552,000 common shares to the former shareholders of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry (“OV Orange”), in exchange for 95% of the outstanding shares of OV Orange, pursuant to a Stock Purchase Agreement, of which 1,075,000 common shares were issued to Hubei Aoxin the owner of 40% of the outstanding shares of OV Orange. The acquisition of OV Orange is part of our strategic development plan to transform Aoxin Tianli into a higher growth, more profitable business through targeted investments and acquisitions.   As a condition of the transaction, Hubei Aoxin agreed not to sell its shares prior to September 1, 2015. For additional information concerning this transaction, see our Current Report on Form 8-K filed with the SEC on August 28, 2014, which is incorporated by reference herein.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 17—CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of December 31, 2014 and 2013, it had 32,373,000 shares and 13,964,000 shares issued and outstanding, respectively.

On December 6, 2010 the Company granted 26,000 options with an exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant. The 26,000 options were given up when the new director was granted options on October 1, 2014.

On August 15, 2013, the Company issued 10,000 shares of the Company’s common stock to the investor relations firm for its 2013 consulting services. The shares were valued at $6,900 and recognized as compensation cost as part of the Company’s general and administrative expenses.

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

On October 1, 2014, the Company granted 70,000 options with an exercise price of $2.50 to the non- employee directors with vesting of 23,000 options as of the date of grant, 24,000 options vesting in December 2015, and the final 23,000 options vesting in December 2016, contingent on the directors continuing to serve as a board member. The option can be exercised through October 1, 2021. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant.

On November 28, 2014, the Company sold and issued 4,600,000 shares of the Company’s common stock to independent third parties, Mr. Kai Xiao (1,500,000 shares), Mr. Wei Huang (1,500,000 shares), Mr. Yingjian Li (800,000 shares) and Mr. Ruinao Yang (800,000 shares) at $2.4 per share. The shares were valued at $11,040,000.

On December 16, 2014, the Company issued 10,000 shares of the Company’s common stock to the investor relations firm for its 2014 consulting services. The shares were valued at $18,700 and recognized as compensation cost as part of the Company’s general and administrative expenses.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$1.20	$0.56
Stock Price at Date of Grant	$2.00	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	105.24%	31.3%
Risk-Free Interest Rate	1.00%	1.40%

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 17—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of December 31, 2014 and 2013 and the activity during the year ended December 31, 2014.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	26,000	$6.00	210,000	$7.21
Granted	70,000	2.50	-	-
Exercised	-	-	-	-
Forfeited	26,000	6.00	-	-
Outstanding at December 31, 2014	70,000	$2.50	210,000	$7.21
Exercisable at December 31, 2014	23,000	$2.50	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 6.75 years and 0.5 years, respectively. The market value of the Company’s common stock was $1.73 and $2.18 as of December 31, 2014 and 2013, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2014 and 2013 was $0.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,532,813 and $2,416,647 as of December 31, 2014 and 2013.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 19—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2014 and 2013, 100% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the years ended December 31, 2014 and 2013, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 20—GOVERNMENT SUBSIDIES

The Company received subsidies of $504,835 and $107,584 in the years ended December 31, 2014 and 2013, respectively. Included in the subsidy income, there were $52,578 and $107,584 for recurring breeder hog subsidies during the years ended December 31, 2014 and 2013. Additionally, the Company recognized subsidy income of $449,277 from its deferred incomes which was computed based on the Company’s research progress. The research project is scheduled to be finished in the middle of 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 21—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2014 and 2013.

Lease obligations

The Company leases office space that has a remaining term of nine years.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2014 and 2013 was $85,762 and $84,535, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2014 under all non-cancelable leases for years ending December 31:
Operating Leases
2015	$85,762
2016	$85,762
2017	$85,762
2018	$84,949
2019	$84,949
Thereafter	$1,549,957

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 22—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital expenditures

The Company’s execution of the Enshi Black Hog program will require the Company to incur various costs and contribute various amounts to cover the costs of different aspects of the program. As of December 31, 2014, the Company had provided funds totaling RMB 69,194,000 or $11.24 million to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. All construction had been completed in 2013 and became fixed assets of the Company. No additional investment was made after December 31, 2013.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 23—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of December 31, 2014, the Company has three operating segments, “Hog Farming,”  “Retail,” and “Emerging Business”. The hog farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program that were sold to meat processors. The Company’s retail segment consists of the selling of specialty pork products through supermarkets, restaurants, and hotels. The emerging segment represents the Company’s operations in electro-hydraulic servo control and optical fiber hardware and software solutions

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the years ended December 31, 2014 and 2013 is set forth below.  The results of operations of Hang-ao and OV Orange are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company:

Year Ended December 31, 2014	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$37,202,604	$1,330,870	$3,732,267	$42,265,741
Segment revenues – related party	-	-	1,486,501	1,486,501
Inter-segment revenues	-	-	-	-
Revenues from external customers	$37,202,604	$1,330,870	$5,218,768	$43,752,242
Segment income	$2,942,521	$13,799	$2,128,086	$5,084,406
Unallocated corporate expenses				(433,545)
Income from continuing operations				4,650,861
Income taxes				255,168
Net income from continuing operations				4,395,693
Gain from discontinued operations				318,910
Net income				$4,714,603
Other segment information:
Depreciation and amortization	$2,804,291	$487,325	$431,055	$3,722,671

Including in Emerging Business segment are two newly acquired subsidiaries, Hang-ao and OV Orange. Since the Company acquired Hang-ao at July 15, 2014, Hang-ao reported $3,582,015 in revenues and$1,090,765 in operating income. Since the Company acquired OV Orange at August 26, 2014, OV Orange reported $1,636,753 in revenues and $627,741 in operating income. For the year ended December 31, 2014, Hang-ao and OV Orange contributed $1,050,636 and $1,077,450 in the segment income, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TIANLI AGRITECH, INC.)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 23—SEGMENT INFORMATION (CONTINUED)

Year Ended December 31, 2013	Hog Farming	Retail	Emerging Business	Consolidated
Segment revenues	$32,807,299	$543,643	$-	$33,350,942
Segment revenues – related party	-	-	-	-
Inter-segment revenues	-	-	-	-
Revenues from external customers	$32,807,299	$543,643	$-	$33,350,942
Segment income (loss)	$(2,310,532)	$3,526	$-	$(2,307,006)
Unallocated corporate expenses				(377,457)
Loss before income taxes				(2,684,463)
Income taxes				-
Net loss				$(2,684,463)
Other segment information:
Depreciation and amortization	$3,625,972	$4,442	$-	$3,630,414

Condensed financial status with respect to these reportable business segments as of December 31, 2014 and 2013 is as follows:
As of December 31, 2014	Hog Farming	Retail	Emerging Business	Consolidated
Total segment assets	$84,112,595	$602,337	$18,661,838	$103,376,770
Other unallocated corporate assets				176,754
				$103,553,524
Other segment information:
Expenditures for segment assets	$8,606,643	$1,083,100	$7,253,514	$16,943,257

As of December 31, 2013
Total segment assets	$53,991,058	$414,078	$-	$54,405,136
Other unallocated corporate assets				21,915
				$54,427,051
Other segment information:
Expenditures for segment assets	$701,923	$48,636	$-	$750,559

NOTE 24—SUBSEQUENT EVENT

On February 6, 2015, the Company issued 810,000 common shares of Aoxin Tianli Group Inc. to 7 employees pursuant to the Aoxin Tianli Group, Inc. 2014 Share Incentive Plan. Those shares had been registered under the Securities Act of 1933, as amended, on a registration statement on Form S-8. The shares issued have a cost basis of $1.6 per share.