Form 10-Q
period 2015-03-31
AOXIN TIANLI GROUP, INC.
filed 2015-05-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2015, the Registrant had outstanding 33,183,000 shares of common stock, par value $0.001 per share.

AOXIN TIANLI GROUP, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2014 filed on March 18, 2015.

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

NASDAQ Stock Market IM-5615 requires each issuer to establish certain procedures and take certain actions to evaluate conflicts of interest that may arise involving members of the Company’s Board of Directors. The Company has determined that it will follow the laws of the British Virgin Islands, its home country, in connection with conflicts of interest on the part of directors.  Under the laws of the British Virgin Islands if a director of the Company has disclosed any interest he may have in a transaction to all other directors of the Company, that director may: (a) vote on a matter relating to the transaction; (b) attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and (c) sign a document on behalf of the Company, or do any other thing in his or her capacity as a director, that relates to the transaction.

NASDAQ Stock Market IM-5615 requires each issuer to establish certain procedures and taken certain action to evaluate conflicts of interest that may arise involving members of the Company’s Board of Directors. The Company has determined that it would follow the laws of the British Virgin Islands, its home country, in connection with conflicts of interest on the part of directors if a director of the Company has disclosed any interest he may have in a transaction to all other directors of the Company, that director may: (a) vote on a matter relating to the transaction; (b) attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and (c) sign a document on behalf of the Company, or do any other thing in his or her capacity as a director, that relates to the transaction.

From time to time we may consider whether it is appropriate to follow other requirements of the 5600 Series of the NASDAQ Marketplace Rules.  Should we determine not to follow one or more of such Rules in favor of the laws of the BVI, we will advise our shareholders before doing so.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,905,864	$39,123,869
Notes receivable	-	16,291
Accounts receivable, net	2,761,243	2,237,794
Accounts receivable – related party	28,798	19,875
Inventories	10,368,154	11,015,763
Advances to suppliers	6,157,140	1,051,259
Prepaid expenses	189,997	238,875
Other receivables	146,312	241,666
Loan receivable – related party	-	1,629,062
Due from related party	79,177	78,195
Restricted cash	3,598,946	-

Total Current Assets	64,235,631	55,652,649

Long-term prepaid expenses	3,625,057	2,832,996
Plant and equipment, net	35,913,716	36,525,169
Construction in progress	713,102	710,128
Biological assets, net	1,818,231	2,036,823
Intangible assets, net	5,667,428	5,795,759
Total Assets	$111,973,165	$103,553,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$2,421,110	$2,411,012
Bank acceptance notes payable	6,543,539	-
Accounts payable and accrued liabilities	1,724,223	1,506,703
Advances from customers	117,601	83,304
Advances from customers – related party	59,869	58,451
Deferred income	342,941	260,058
Special payables	183,252	182,488
Other payables	2,821,972	2,991,109
Other payables – related party	181,213	180,457
Due to related party	381,042	455,232
Total Liabilities	14,776,762	8,128,814

Stockholders’ Equity:
Common stock ($0.001 par value, 100,000,000 shares authorized, 33,183,000 shares and 32,373,000 shares issued and outstanding on March 31, 2015 and December 31, 2014)	33,183	32,373
Additional paid in capital	64,455,074	63,022,184
Statutory surplus reserves	2,552,070	2,532,813
Retained earnings	23,846,264	24,105,472
Accumulated other comprehensive income	4,643,960	4,079,896
Stockholders’ Equity – Aoxin Tianli Group, Inc., and Subsidiaries	95,530,551	93,772,738
Noncontrolling interest	1,665,852	1,651,972
Total Stockholders’ Equity	97,196,403	95,424,710
Total Liabilities and Stockholders’ Equity	$111,973,165	$103,553,524

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$11,324,120	$9,716,629
Revenue – related party	25,716	-
Revenue	11,349,836	9,716,629
Cost of goods sold	9,099,495	8,254,511
Gross profit	2,250,341	1,462,118

General and administrative expenses	2,063,798	773,411
Selling expenses	268,474	282,767
Operating expenses	2,332,272	1,056,178

Income (loss) from operations	(81,931)	405,940

Other income (expense):
Interest income (expense) and bank charges	9,303	(89,676)
Other income (expense)	(56,765)	(15,239)
Total other income (expense)	(47,462)	(104,915)

Income (loss) before income taxes	(129,393)	301,025
Income taxes	87,119	-
Net income (loss)	(216,512)	301,025

Add:
Net (income) loss attributable to the noncontrolling interest	(23,439)	127,017
Net income (loss) attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$(239,951)	$428,042

Earnings (loss) per share attributable to the stockholders of Aoxin Tianli Group, Inc. and Subsidiaries – Basic and Diluted	$(0.01)	$0.03
Weighted average shares outstanding – Basic and Diluted	32,913,000	13,964,000

Comprehensive income (loss):
Net income (loss) attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$(239,951)	$428,042
Unrealized foreign currency translation adjustment	13,625	(365,368)
Comprehensive income (loss)	$(226,326)	$62,674

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(216,512)	$301,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	996,036	884,027
Amortization of prepaid expenses	86,740	88,823
Amortization of long-term prepaid expenses	653,292	21,493
Provision for doubtful accounts	179,866	8,486
Loss from inventory valuation	-	86,917
Loss from farm shutdown	12,017	-
Loss from disposal of biological assets	68,594	-
Changes in operating assets and liabilities:
Notes receivable	16,297	-
Accounts receivable	(555,138)	64,678
Accounts receivable – related party	(8,806)	-
Inventories	691,115	1,326,872
Advances to suppliers	1,301,522	(534,902)
Prepaid expenses	(37,346)	(39,488)
Other receivables	94,226	896,107
Accounts payable and accrued liabilities	210,411	(41,301)
Advances from customers	33,820	-
Advances from customers – related party	1,169	-
Deferred income	81,485	-
Other payables	(86,089)	(40,578)

Net cash provided by operating activities	3,522,699	3,022,159

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	-	(1,090,114)
Proceeds from collection of loan receivable from related party	1,629,700	-
Purchase of biological assets	(587)	-
Purchase of plant and equipment	(10.929)	(3,467)

Net cash provided by (used in) investing activities	1,618,184	(1,093,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted assets	(3,585,339)	-
Proceeds from capital contribution	-	6,000,000
Due (from) related party	(75,819)	(10,990)
Repayments of short-term loans	(1,629,700)	-
Proceeds from short-term loans	1,629,700	1,635,163
Net cash provided by (used in) financing activities	(3,661,158)	7,624,173

EFFECT OF EXCHANGE RATE CHANGES ON CASH	302,270	(109,423)
NET INCREASE IN CASH	1,781,995	9,443,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,123,869	10,087,694
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,905,864	$19,531,022

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$28,216	$146,661
Income tax paid	$87,119	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Prepayments for raw material purchases made with bank acceptance notes	$6,518,799	$-
Shares issued to employees	$1,433,700	$-

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On August 26, 2014, the Company consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is the sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). On November 10, 2014, OV Orange entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, Hang-ao, and OV Orange. Fengze,Tianzhili, Hang-ao and OV Orange’s results of operations are consolidated into those of Aoxin Tianli. HCS, WFOE, Fengze, Tianzhili, Hang-ao, and OV Orange are sometimes referred to as the “subsidiaries”. Aoxin Tianli, its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The Company was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, the Company, then known as Tianli Agritech, Inc. changed its name to “Aoxin Tianli Group, Inc.” Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE whereby HCS acquired 100% of the equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effectively by the Wuhan Administrator for Industry & Commerce. HCS acquired WFOE and became the holder of 100% of the equity interest of WFOE, and WFOE became the wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

 AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On June 6, 2014, WFOE changed its name from “Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.” to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” and entered into a share purchase agreement with Fengze’s Principal Stockholders whereby WFOE acquired 100% of the equity interest of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effectively by the Wuhan Administrator for Industry & Commerce. WFOE acquired Fengze and became the holder of 100% of the equity interest of Fengze, and Fengze became the wholly-owned subsidiary of the Company.

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

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng will be engaged in managing black hog farming and operations in Hefeng county of Enshi Tujia and Miao Autonomous Prefecture. On November 18, 2014, Hefeng was dissolved and its business registration terminated.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.  Hang-ao reported net income of $1,050,636 for its operations in 2014 which achieved the 2014 net income target required in the acquisition agreement.

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu and on November 11, 2014, the consideration of RMB 24 million or $3.9 million was collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15%) of the outstanding OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits of not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.  OV Orange reported net income of $1,077,450 for its operations in 2014 which achieved the 2014 net income target required in the acquisition agreement.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

Wuhan Optical Valley Orange Technology Co., Ltd. is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry. OV Orange was sole shareholder of Optical Networking. On November 10, 2014, OV Orange entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 was collected.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, as well as Hang-ao and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation. The 12% equity interest holders in Hang-ao and the 5% equity interest holder of OV Orange will be accounted as noncontrolling interest in the Company’s consolidation financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of March 31, 2015 and December 31, 2014, balances in banks in the PRC were $40,905,865 and $39,123,869, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Notes Receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $0 and $16,291 at March 31, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued allowance for doubtful accounts of $105,757 and $62,328 at March 31, 2015 and December 31, 2014.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded an inventory reserve of $85,877 and $85,518 at March 31, 2015 and December 31, 2014, respectively.

Prepaid Expenses

Prepaid expenses at March 31, 2015 and December 31, 2014 totaled $189,997 and $238,875, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended March 31, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expenses of $86,740 and $88,823, respectively.

Advances to Suppliers

Advances to suppliers at March 31, 2015 and December 31, 2014 totaled $6,157,140 and $1,051,259, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. As of March 31, 2015, the prepayments to the Company’s feed suppliers and one of OV Orange’s raw material suppliers were $5,980,184 and $82,626. Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers.

Restricted Cash

Restricted cash consists of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

Biological Assets

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate these breeding hogs and the expenditures related to labor and materials to feed the breeding hogs until they become commercially productive and breedable are capitalized. When these breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). After  breeding hogs have completed their production life of breeding, they are transferred into inventory as the vast majority will be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If a breeding hog produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until these piglets are weaned are allocated into biological assets.

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

Intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
Amortizable intangible assets:
Carrying amount:
Land use rights	$1,734,332	$1,727,099
Distribution network	1,939,747	1,931,657
Patents	3,697,966	3,682,545
Others	8,556	7,933
Total carrying amount	7,380,601	7,349,234

Accumulated amortization:
Land use rights	(319,107)	(304,869)
Distribution network	(193,975)	(144,874)
Patents	(1,195,303)	(1,101,044)
Others	(4,788)	(2,688)
Total accumulated amortization	(1,713,173)	(1,553,475)
Total intangible assets, net	$5,667,428	$5,795,759

During the first quarter of 2014, we made cash payments totaling $1.1 million to acquire a 40% noncontrolling interest of Tianzhili, one of our consolidated entities. These cash payments are reported as an investing activity in the “Cash paid for purchase of noncontrolling interest” caption of our consolidated statement of cash flows.

On July 15, 2014, we acquired 88% of the equity interest of Hang-ao and its wholly owned subsidiary, Sanqiang, for $9,055,605, including $6,825,495 in cash and $2,230,110 in our common stock, with a premium payment of $2,440,820. As a result, we recognized patents held by Sanqiang of $2,773,659 as part of our intangible assets. On November 10, 2014, we sold 100% of Sanqiang’s equity interest for $3,906,759 in cash and reported $312,945 gain from disposal of subsidiaries.

On August 26, 2014, we acquired 95% of the outstanding equity of OV Orange and its wholly owned subsidiary, Optical Networking for common stock valued at $4,976,400. Through the acquisition, we obtained OV Orange’s patents which are reported in our intangible assets at $3,682,545. On November 10, 2014, we sold 100% of Optical Networking’s equity interest for $162,782 in cash and reported $5,965 gain from disposal of subsidiaries.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2015	$455,162
2016	$606,884
2017	$605,943
2018	$605,173
2019	$605,173
Thereafter	$2,789,093

Activity related to intangible assets by business segments was as follows:

	March 31, 2015
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,734,332	$-	$-	$1,734,332
Distribution network	-	1,939,747	-	1,939,747
Patents	-	-	3,697,966	3,697,966
Others	-	-	8,556	8,556
Less: accumulated amortization	(319,107)	(193,975)	(1,200,091)	(1,713,713)
Balance	$1,415,225	$1,745,772	$2,506,431	$5,667,428

	December 31, 2014
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,727,099	$-	$-	$1,727,099
Distribution network	-	1,931,657	-	1,931,657
Patents	-	-	3,682,545	3,682,545
Others	-	-	7,933	7,933
Less: accumulated amortization	(304,869)	(144,874)	(1,103,732)	(1,553,475)
Balance	$1,422,230	$1,786,783	$2,586,746	$5,795,759

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2015 and 2014, the Company had recorded no impairment charges at its long-lived assets.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of March 31, 2015 and December 31, 2014, the Company reported deferred income of $342,941 and $260,058, respectively. During the three months ended March 31, 2015 and 2014, the Company recognized subsidy income of $0 from its deferred incomes.

Special Payables

Special payables are the portion of certain subsidies received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are “Pass through” payments. As of March 31, 2015 and December 31, 2014, the Company reported special payables of $183,252 and $182,488, respectively.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from (1) the business of breeding, raising, and selling hogs for use in Chinese pork meat production, the sale of hogs for breeding by other hog producers, and the wholesale of distribution of specialty pork products, (2) selling electro-hydraulic servo devices and providing maintenance services, and (3) delivering optical fiber hardware and software solutions for the security and protection industry.

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time hogs are sold. Hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs purchase.

Revenues generated from sales of electro-hydraulic servo devices, maintenance services, and sales of optical fiber hardware and software solutions are recognized upon shipment and transfer of title or performance of the maintenance service. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is based on an estimate of the number of service person hours necessary to render a service and  recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. For the three months ended March 31, 2015 and 2014, the amount allocated to maintenance service revenue was minimal. Based on historical experience, maintenance service calls and any related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluates their performance.

Starting from the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter of 2013, the Company is operating in two segments, hog farming and retail. However, after completion of the Hang-ao and OV Orange acquisitions, the Company has determined to establish two more segments, the Servo segment and the Security & Protection segment, in which it includes its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. As of March 31, 2015, the Company is operating in four segments, Hog Farming, Retail, Servo and Security & Protection.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2015 and December 31, 2014.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products and optical fiber products and services, are subject to the 25% enterprise income tax. Since OV Orange is certified as a new high technology company, OV Orange is enjoying a 15% preferential enterprise income tax rate until the end of 2015. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on income from services rendered. However, the Company’s operations in servo-valve products and optical fiber products are subject to such taxes. According to the PRC tax regulations, companies engaged in the agricultural business are exempt from these taxes. The Company’s operations in breeding, processing, and distributing black hogs and black hog meats are exempt from VAT taxes and corporate income tax as well.

Related parties

A Party is considered to be related to the Company if the party, directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners and management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three month periods ended March 31, 2015 and 2014.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

As of March 31, 2015 and December 31, 2014, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.1129 per US dollar and RMB 6.1385 per US dollar as of March 31, 2015 and December 31, 2014, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2015 and 2014, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.1361 and RMB 6.12 per US dollar for the three months ended March 31, 2015 and 2014, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

As of March 31, 2015 and December 31, 2014, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. FASB issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning July 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	1,047,000	$2.13	$2,230,110
Cash			6,825,495
Total purchase price			$9,055,605
Acquired assets and liabilities:
Cash			$215,236
Current assets			8,121,512
Fixed assets			2,036,448
Intangible assets			3,684,084
Liabilities			(3,766,820)
			10,290,460
Percentage of acquired equity			88%
88% of acquired assets and liabilities			9,055,605
Purchase price			9,055,605
Goodwill			$-

		Amount
Acquired assets and liabilities, net	0	$10,290,460
Percentage of equity		12%
Noncontrolling Interest		$1,234,855

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 2—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15%) of the outstanding OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts receivable	$2,867,000	$2,300,122
Less: Allowance for doubtful accounts	(105,757)	(62,328)
	$2,761,243	$2,237,794

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $43,004 and $8,336 in the three months ended March 31, 2015 and 2014, respectively.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials—hogs	$877,390	$984,045
Work in process—biological assets	3,395,949	3,603,752
Infant hogs	3,783,341	4,195,792
Finished goods—specialty pork products	36,220	128,944
Raw materials	220,362	236,015
Work in process	1,722,955	1,343,440
Finished goods	417,815	609,293
Less: inventory reserve	(85,878)	(85,518)
	$10,368,154	$11,015,763

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2015 and December 31, 2014, the Company determined that there were write downs of $85,878 and $85,518, respectively. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of March 31, 2015 and December 31, 2014, advances to suppliers amounted to $6,157,140 and $1,051,259, respectively.

As of March 31, 2015, the prepayments to the Company’s feed suppliers and one of OV Orange’s raw material suppliers were $5,980,184 and $82,626. Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers.

NOTE 6—OTHER RECEIVABLES

At March 31, 2015 and December 31, 2014, the Company reported other receivables of $146,312 and $241,666, respectively, including an allowance for doubtful receivables of $3,302 and $1,513.

On March 31, 2015 and December 31, 2014, the Company loaned $0 and $62,326 to two of its customers. The loans bear no interest and are not collateralized. Those loans were collected in January 2015.

On March 31, 2015 and December 31, 2014, the Company reported travel advances of $112,276 and $122,995 to its employees.

In August 2013, the Company entered into a promotional agreement with a marketing company to prepare a series of nationwide promotional activities to promote “Tianli-Xiduhei” black hogs for the 2014 Chinese New Year. According to the agreement, the Company provided a security deposit of $981,932 to the marketing company. The deposit was returned March 7, 2014 after the end of the promotional activities.

NOTE 7—LOAN RECEIVABLES – RELATED PARTY

At March 31, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”), whose CEO and major shareholder has an indirect investment relationship with the Company.

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

NOTE 8—RESTRICTED ASSETS

At March 31, 2015 and December 31, 2014, the Company reported restricted assets of $3,598,946 and $0, respectively. Restricted assets consist of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

NOTE 9—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture, a prepayment to Huazhong University of Science and Technology for a research project, and a prepayment to employees for their future services until 2016. The prepaid rental expenses and research expense are being amortized using the straight-line method over the lease term of 21.33 years and cooperative term of 15 years.

Long-term prepaid expenses at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Prepaid rental expenses	$1,923,231	$1,915,211
Prepaid research expenses	1,635,885	1,629,062
Stock based compensation to employees	1,433,700	-
Less: Accumulated amortization	(1,367,759)	(711,277)
	$3,625,057	$2,832,996

Amortization expense for the three months ended March 31, 2015 and 2014 was $653,292 and $21,493, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be as follow.

Year	Amount

2015	$526,812

2016	$702,416

2017	$224,516

2018	$224,516

2019	$224,516

Thereafter	$1,722,281

NOTE 10—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2015	2014
Buildings	$39,698,803	$39,533,242
Vehicles	593,332	609,742
Office equipment	864,218	628,415
Production equipment	4,236,342	4,462,044
Research equipment	919,505	916,668
	46,312,200	46,150,111
Less: Accumulated depreciation	(10,398,484)	(9,624,942)
	$35,913,716	$36,525,169

a)  Depreciation expense was $666,460 and $565,355 for the three months ended March 31, 2015 and 2014, respectively.

b)  Impairment charge

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $12,017 and $0 for the three months ended March 31, 2015 and 2014, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 11—CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for upgrading the Company’s facilities. Once construction is completed, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2015 and December 31, 2014, construction in progress was $713,102 and $710,128, respectively. Included in construction in progress, were $90,137 for upgrading the feed processing facility and $662,226 for optical fiber equipment purchases.

NOTE 12—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2015	2014
Breeding hogs	$6,431,556	$6,712,355
Less: Accumulated amortization	(4,613,325)	(4,675,532)
	$1,818,231	$2,036,823

As of March 31, 2015 and December 31, 2014, $950,974 and $982,172 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2015 and 2014 was $176,965 and $400,923, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 13—INTANGIBLE ASSETS

Included in intangible assets are land use rights, acquired distribution network, and patents owned by Hang-ao and OV Orange. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of land use rights and 10 year life of acquired distribution network.

Intangible assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Land use rights	$1,734,332	$1,727,099
Distribution network	1,939,747	1,931,657
Patents	3,697,966	3,682,545
Others	8,556	7,933
Less: Accumulated amortization	(1,713,173)	(1,553,475)
	$5,667,428	$5,795,759

Amortization expense for the three month periods ended March 31, 2015 and 2014 was $152,611 and $12,954, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount

2015	$455,162

2016	$606,884

2017	$605,943

2018	$605,173

2019	$605,173

Thereafter	$2,789,093

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 14—SHORT-TERM LOANS

As of March 31, 2015 and December 31, 2014, the short-term loans are as follows:

	March 31, 2015	December 31, 2014
Loan payable to Hubei Zaoyang Rural Commercial Bank, annual interest rate of 9.9%, due by March 30, 2016, guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	$1,635,885	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	1,140,344
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	488,718
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by August 4, 2015 guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	785,225	781,950
	$2,421,110	$2,411,012

In the first quarter of 2014, the Company paid $40,572 to a guarantee service provider for providing the guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the three months ended March 31, 2015. Amount of $28,216 and $146,661 was recorded as interest expense for the three months ended March 31, 2015 and 2014, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 15—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2015	December 31, 2014
Shanghai Pudong Development Bank, non-interest bearing, due and paid on January 15, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$1,635,885		$-
Shanghai Pudong Development Bank, non-interest bearing, due and paid on January 20, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,635,885		-
Shanghai Pudong Development Bank, non-interest bearing, due and paid on January 26, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,635,885		-
Shanghai Pudong Development Bank, non-interest bearing, due and paid on January 30, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,635,884		-
	$6,543,539	$

In the first quarter of 2015, the Company paid $81,648 to a guarantee service provider for providing the guarantee of bank acceptance notes payable. The Company also made a cash deposit of $327,177 to the guarantee service provider as collateral to secure bank acceptance notes payable.

NOTE 16—OTHER PAYABLES

Other payables at March 31, 2015 and December 31, 2014 were $2,821,972 and $2,991,109, respectively. Included in other payables as of March 31, 2015 and December 31, 2014 were deposit payables of $2,777,939 and $2,861,203.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms on which farmers grow black hogs for sale to the Company.

According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2015 and December 31, 2014, deposits from farmers were $2,777,939 and $2,861,203, respectively.

The amortization of deposit payables for the three months ended March 31, 2015 and 2014 was $94,887 and $95,205. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2015	$379,548
2016	$379,548
2017	$379,548
2018	$379,548
2019	$379,548
Thereafter	$924,232

NOTE 17—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due from related party

The amount due from related party was $79,177 and $78,195 as of March 31, 2015 and December 31, 2014, respectively. The amount due as of March 31, 2015 and December 31, 2014 was a security deposit to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service for a bank loan of $785,225 and $781,950 from Wuhan Rural Commercial Bank.

Loan receivable – related party

At March 31, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has an indirect investment in the Company.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Blueeye. Those loans were not guaranteed or collaterized and were due on December 18 and December 23, 2014 with 5% annual interest. As of December 31, 2014, $1,629,062 of the $2,762,700 loan receivables was extended to January 23, 2015.  The loans were fully collected on January 6, 2015.

Accounts receivable – related party

As of March 31, 2015 and December 31, 2014, OV Orange reported accounts receivable of $28,798 and $19,875 from related parties, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”). Central Aoxin’s registered agent was Mr. Ping Wang, our CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 17—RELATED PARTY TRANSACTIONS (CONTINUED)

Advances from customers – related party

As of March 31, 2015 and December 31, 2014, OV Orange reported an advance from customer of $59,869 and $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”). Central Aoxin’s registered agent was Mr. Ping Wang, our CEO.

Other payable – related party

On October 10, 2013, Hang-ao entered into a purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao paid $4.7 million in 2013 and the office and apartment were transferred to the Company in 2014. As of March 31, 2015 and December 31, 2014, the Company reported an outstanding payable of $181,213 and $180,457, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is one of the Company’s shareholders.

Due to related party

The amount due to related party was $381,042 and $455,232 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Company received advances of $166,440 from a Company shareholder, the former chief executive officer, Ms. Hanying Li, and $214,602 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. As of December 31, 2014, the Company received advances of $48,926 from Ms. Hanying Li, and $406,306 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and due upon demand.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 17—RELATED PARTY TRANSACTIONS (CONTINUED)

Revenues – related party

During the three months ended March 31, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and recognized revenues of $25,716 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

Bank loan guaranteed by related party

Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $785,225 from   Wuhan Rural Commercial Bank.

Issuance of common stock

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s CEO, CFO, and a director, pursuant to its. 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 18—CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of March 31, 2015 and December 31, 2014, it had 33,183,000 shares and 32,373,000 shares issued and outstanding, respectively.

On December 6, 2010 the Company granted 26,000 options with an exercise price of $6.00 to a director with one-third vesting as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant. The 26,000 options were given up when the director was granted new options on October 1, 2014.

On August 15, 2013, the Company issued 10,000 shares of the Company’s common stock to its investor relations firm for its 2013 consulting services. The shares were valued at $6,900 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On October 28, 2013, the Company issued 2,760,000 shares of the Company’s common stock to Mr. Wei Gong for $1.16 per share. The shares were valued at $3,201,600.

On March 24, 2014, the Company issued 3,000,000 shares of the Company’s common stock to Mr. Ping Wang, who had been appointed as Chairman of the board of directors and Chief Executive Officer of the Company on March 28, 2014, for $2 per share. The shares were valued at $6,000,000.

On April 10, 2014, the Company issued to Mr. Ping Wang, its Chairman and CEO,  2,600,000 of its common shares  for a purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

On June 6, 2014, the Company issued 1,600,000 shares of the Company’s common stock to Mr. Houliang Yu, an independent third party, at $2.40 per share. The shares were valued at $3,840,000.

On July 15, 2014, the Company acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”) for consideration of $9 million, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of the Company.

On August 18, 2014, the Company sold to Hubei Aoxin Science and Technology Group Co., Ltd., 3,000,000 common shares for a purchase price of $7,200,000, or $2.40 per share. After giving effect to the sale, Hubei Aoxin Science and Technology Group Co., Ltd., owned approximately 11.90% of the Company’s outstanding common shares. As a condition of the sale, Hubei Aoxin Science and Technology Group Co., Ltd., agreed not to sell the shares for 12 months and thereafter at not less than $2.40 per share. Mr. Ping Wang, the Company’s Chairman and CEO, is the Chairman and a principal shareholder of Hubei Aoxin Science and Technology Group Co., Ltd.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”) in exchange for 2,552,000 of the Company’s common shares.

The Company did not pay any brokerage or other commissions to an underwriter, broker-dealer or other person in connection with the foregoing sales.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

On October 1, 2014, the Company granted 70,000 options with an exercise price of $2.50 to its non-employee directors with vesting of 23,000 options as of the date of grant, 24,000 options vesting in December 2015, and the final 23,000 options vesting in December 2016, contingent on the directors continuing to serve as a board member. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant.

On November 28, 2014, the Company sold and issued 4,600,000 shares of the Company’s common stock to independent third parties, Mr. Kai Xiao (1,500,000 shares), Mr. Wei Huang (1,500,000 shares), Mr. Yingjian Li (800,000 shares) and Mr. Ruinao Yang (800,000 shares) at $2.4 per share. The shares were valued at $11,040,000.

On December 16, 2014, the Company issued 10,000 shares of the Company’s common stock to its investor relations firm for its 2014 consulting services. The shares were valued at $18,700 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees for their future services, pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vest in December 2015, and 243,000 common shares vest in December 2016. The Company recognized the compensation cost over the employees’ service period. For the three months ended March 31, 2015, the Company amortized $597,375.

The fair value of the director options and the placement agent warrants were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the grant date as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 18—CAPITAL STOCK (CONTINUED)

The following table summarizes the stock options and warrants outstanding as of March 31, 2015 and December 31, 2014 and the activity during the three months ended March 31, 2015.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	70,000	$2.50	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2015	70,000	$2.50	210,000	$7.21
Exercisable at March 31, 2015	23,000	$2.50	210,000	$7.21

The weighted average remaining contractual life for the options and the warrants is 6.50 years and 0.25 years, respectively. The market value of the Company’s common stock was $1.5 and $1.73 as of March 31, 2015 and December 31, 2014, respectively. The intrinsic value of the outstanding options and the warrants as of March 31, 2015 and December 31, 2014 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,552,070 and $2,532,813 as of March 31, 2015 and December 31, 2014.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2015 and December 31, 2014, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the three months ended March 31, 2015, there were two customers that accounted for more than 10% of the Company’s revenue.

During the three months ended March 31, 2014, there was no customer that accounted for more than 10% of the Company’s revenue.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 21—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2015 and December 31, 2014.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2015 and 2014 was $21,465 and $21,537, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2015 under all non-cancelable leases for years ending December 31:

Operating Leases
2015	$64,396
2016	$85,862
2017	$85,658
2018	$85,047
2019	$85,047
Thereafter	$1,539,217

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 21—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental matters

Environmental laws and regulations to which the Company is subject mandate additional concerns and requirements. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

NOTE 22—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance.

As of March 31, 2015, the Company has 4 operating segments, “Hog Farming,” “Retail,” “Servo” and “Security & Protection”. The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets, restaurants, and hotels. The Servo segment represents the Company’s operations in electro-hydraulic servo controls and the Security & Protection segment represents the Company’s operations in optical fiber hardware and software solutions.

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended March 31, 2015 and 2014 is set forth below.

Three Months Ended March 31, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$9,091,780	$496,635	$1,219,157	$516,548	$11,324,120
Segment revenues – related party	-	-	-	25,716	25,716
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$9,091,780	$496,635	$1,219,157	$542,264	$11,349,836
Segment income (loss)	$798,714	$(338,990)	$320,192	$(94,871)	$685,045
Unallocated corporate loss					(814,438)
Loss before income taxes					(129,393)
Income taxes					87,119
Net loss					$(216,512)
Other segment information:
Depreciation and amortization	$629,111	$277,127	$90,422	$133,495	$1,130,155

Three Months Ended March 31, 2014	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$9,238,940	$477,689	$-	$-	$9,716,629
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$9,238,940	$477,689	$-	$-	$9,716,629
Segment income (loss)	$202,508	$188,193	$-	$-	$390,701
Unallocated corporate loss					(89,676)
Loss before income taxes					301,025
Income taxes					-
Net loss					$301,025
Other segment information:
Depreciation and amortization	$879,498	$4,529	$-	$-	$884,027

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 22—SEGMENT INFORMATION (CONTINUED)

As of March 31, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Total segment assets	$93,544,248	$408,809	$10,173,843	$6,853,547	$110,980,447
Other unallocated corporate assets					992,718
					$111,973,165
Other segment information:
Expenditures for segment assets	$-	$274	$-	$10,655	$10,929

As of December 31, 2014
Total segment assets	$84,112,595	$602,337	$9,530,709	$9,131,129	$103,376,770
Other unallocated corporate assets					176,754
					$103,553,524
Other segment information:
Expenditures for segment assets	$8,606,643	$1,083,100	$6,594,555	$658,959	$16,943,257

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and to restaurants, hotels and other outlets. We have also initiated sales of specialty processed black hog meat through the internet. In 2014, our management determined to diversify our operations by acquiring emerging companies focused on modern technologies.   In July 2014, we entered the market for the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components by acquiring 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), located in Xiangyang, Hubei Province.  In August 2014, we entered the market for next-generation optical fiber hardware and software solutions for the security and protection industry by acquiring 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”) located in Wuhan.

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

On July 15, 2014, we acquired 88% of the equity of Hang-ao, a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash. The target net income was achieved for 2014.

On August 26, 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry located in Wuhan, from the former owners of OV Orange, for 2,552,000 of our common shares, valued at $4,976,400. Under the terms of the acquisition agreement, 403,000 of those shares, which were to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15%) of the outstanding OV Orange shares, were deposited in escrow (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the acquisition agreement. The target net income was achieved for 2014.

If the net profit targets set forth in the acquisition agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 of our common shares issued in exchange for 30% of the OV Orange shares, shall have the right during the three month period commencing March 16 and terminating June 15, 2017 to exchange those shares for up to 7,500,000 and 15,000,000, respectively, of the OV Orange shares purchased by us. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of our common shares and the shares of OV Orange at the time of the re-purchase, except that if the value of the common shares issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his common shares, but no additional consideration will be given to him.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for 22,500,000 (representing 40%) of the outstanding OV Orange shares pursuant to the acquisition agreement and its purchase from us of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, Hubei Aoxin Science and Technology Group Co., Ltd., owns a total of 4,075,000 common shares, representing approximately 12.28% of our common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

Principal Factors Affecting our Results of Operations

Revenues

We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses for conversion into pork products. Some hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes,   so most males in our litters will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds when sold, as compared to an average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, we have focused our efforts to increase the proportion of sales represented by breeder hogs, and our success in so doing has been a major contributor to our operating profit.

In our retail segment, we generate revenues by selling black hog meat products to restaurants, hotels, and through supermarkets and the Internet.

In our servo segment, we sell electro-hydraulic servo devices and provide related maintenance services. In our security & protection segment, we sell optical fiber hardware and software solutions to the security and protection industry. Revenues generated from sales of electro-hydraulic servo devices, providing maintenance services, and optical fiber hardware and software solutions are recognized upon shipment and transfer of title or provision of the service. Electro-hydraulic servo devices generally are sold with a one-year warranty. Maintenance service revenue is recognized when the labor has been completed and the equipment has been accepted by the customer, which is generally within a couple days of the delivery of the equipment. The amount attributed to maintenance service revenue was minimal during the three months ended March 31, 2015. To date, maintenance service calls and related labor costs have been minimal. Revenues related to spare part sales are recognized upon shipment or delivery based on the trade terms.

We receive subsidies from the government for operating our farms, as well as financial support  for some of our research projects. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, for the acquisition of certain operating equipment, or for specific research projects. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

Factors Affecting Revenues and Profitability

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2014.

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

Revenues resulting from sales by our servo and security & protection segment. Part of our revenues and operating margin were generated from sales of electro-hydraulic servo devices and optical fiber hardware and software solutions for the security and protection industry. The markets for products involved in bringing new technologies to the Chinese market continually evolve as Chinese manufacturing enterprises modernize their systems. Often, these products are initially introduced to the Chinese market by foreign producers. For Chinese producers of these products to be competitive they must demonstrate that they have mastered these products which generally require that they spend money on research and development and maintain staff to develop new technologies. At the same time, they need to build up brand awareness. A significant product defect or apparent inability to master relevant technology would very likely significantly reduce our overall profit margin.

Government action in our industry. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below or above specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit. Likewise it is possible that the government could implement some form of price controls that could adversely impact our ability to price our products so as to recover increases in costs such as feed.

Competition and subsidies. While the hog farming industry in Hubei province and the Wuhan City area includes a large number of farms, many of those farms are smaller farms that sell relatively few hogs per year. We believe the incentives being given to farms that reach specified annual production capacities are likely to result in a consolidation of the industry. Our ability to increase our production capacity and thus to qualify for these incentives for our operations allows us to receive non-recurrent benefits from these subsidies, as well as to benefit from increased economies of scale in our operations.  Likewise, the markets for electro-hydraulic servo devices and optical fiber products are mainly dominated by major foreign producers which constitute strong competition for Chinese companies seeking to enter these markets. Our products and technologies may not be able to compete with other competitors which have more experienced at developing new innovations. Our ability to receive certain subsidies from the government is dependent upon our being able to maintain our production technologies and thus to qualify for incentives for our research and development efforts.

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

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs, we incur a number of costs that represent the costs of goods sold. We purchase hog feed, premix components, medicines and other supplies to grow our hogs and keep them healthy. In addition, cost of goods sold includes expenses such as the amortization of sows (referred to as biological assets), farm employee wages, water, electricity, equipment depreciation expense, maintenance expense, quarantine expense, equipment costs, insurance expense, and sewage charges. For our electro-hydraulic servo devices and optical fiber products, to date, maintenance service calls and related labor costs have been minimal. However, a significant product defect would very likely significantly increase our cost of goods sold.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses are the materials required to breed and raise hogs. Specifically, while we ordinarily breed our own hogs, we periodically purchase breeding stock to  improve our genetic breeding pool. Similarly, the prices of corn and soybean husks in China are important to our operations, because corn and soybean husks are the primary component of the hogs’ diet. To the extent the prices of these materials vary, our cost of goods will fluctuate, and we may not be able to recover higher costs by higher prices for our products. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Number of customers. The more customers we have, the more likely it is that related selling expenses, travel expenses and similar costs will increase. At present, we sell substantially all of our hogs, electro-hydraulic servo devices and optical fiber products to a relatively small number of customers. We believe this concentration of customers for our hogs has allowed us to focus our marketing and selling efforts. However, we believe we will have to devote substantial marketing efforts to build brand awareness with wholesale customers for our black hog specialty products, servo valves and optical fiber products, which will likely require substantial expenditures.

Number of farms and business we operate. We have acquired or constructed a number of hog farms in the last several years. As we operated more farms, our administrative expenses tended to increase in dollars terms. While we do not anticipate substantial expansion of our hog business, we do anticipate acquiring new businesses with emerging technologies. The acquisition of such businesses will also increase our administrative expenses.

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. The agreements call for the joint development, funding and operation of local cooperatives whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale or retained as breeders at the Company’s discretion. In these agreements we agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2015	2014	Net Change	Change
Sales	$11,349,836	$9,716,629	$1,633,207	17%
Cost of goods sold	9,099,495	8,254,511	844,984	10%
Gross profit	2,250,341	1,462,118	788,223	54%
Selling, general and administrative expenses	2,332,272	1,056,178	1,276,094	121%
Income (loss) from operations	(81,931)	405,940	(487,871)	(120%)
Interest expense, net	9,303	(89,676)	98,979	(110%)
Subsidy income	-	-		-
Other expenses, net	(56,765)	(15,239)	(41,526)	(273%)
Total other income (expense)	(47,462)	(104,915)	57,453	(55%)
Income (loss) before income taxes	(129,393)	301,025	(430,418)	(143%)
Income taxes	87,119	-	87,119	n/a
Net income (loss)	$(216,512)	$301,025	$(517,537)	(172%)

The following table sets forth information as to the gross margin for our four business segments for the three months ended March 31, 2015 and 2014 (dollars in thousands).

	For the Three Months Ended March 31, 2015
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$9,092	$497	$1,219	$542	$11,350
Cost of goods sold	$7,663	$382	$787	$268	$9,099
Gross profit (loss)	$1,429	$115	$432	$274	$2,250
Gross margin %	16%	23%	35%	50%	20%

	For the Three Months Ended March 31, 2014
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$9,239	$478	$-	$-	$9,717
Cost of goods sold	$8,008	$247	$-	$-	$8,255
Gross profit	$1,231	$231	$-	$-	$1,462
Gross margin %	13%	48%	-	-	15%

Revenues. For the three months ended March 31, 2015, we had revenues of $11,349,836, compared to revenues of $9,716,629 for the same period of 2014. Our revenues increased by $1,633,207 or approximately 17%. This growth in revenues was primarily attributable to sales from our newly acquired subsidiaries Hang-ao and OV Orange, which contributed $1.2 million and $0.5 million to our revenues in the quarter. Our sales from our hog related businesses declined slightly, as sales of black hogs  increased approximately $0.6 million, partially offset by a decrease of approximately $0.8 million from sales of regular market hogs and breeder hogs, while sales of specialty pork products were up slightly.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended March 31, 2015 and 2014.

Sales by Products

	Three Months Ended March 31,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	7,183	$263	$1,887,893	7,069	$281	$1,989,004
Market Hogs – regular hogs	21,343	$183	3,901,557	22,583	$203	4,580,243
Market Hogs – black hogs	15,269	$216	3,302,330	11,700	$228	2,669,693

Total	43,795	$208	$9,091,780	41,352	$223	$9,238,940

	Three Months Ended March 31,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	114,932	$4	$496,635	89,483	$5	$477,689
Total	114,932	$4	$496,635	89,483	$5	$477,689

During the first quarter of 2015, we sold approximately 2% more breeder hogs with 6% less selling price and 5% less market hogs with 10% less selling price. As a result, revenue attributable to breeder hogs decreased by 1% and revenue attributable to market hogs decreased by 6%. The decreases in the selling price per hog of regular market hogs were primarily attributable to: (1) an apparent decline in China pork market demand impacted by H7N9 avian flu; (2) a number of preferential policies for hog raising instituted by the government of China since 2011, such as government subsidies, which attracted more investment into the hog farming industry and resulted in an increase in the supply of market hogs, and (3) the central government’s new policies to promote frugality and thrift, which forbid extravagance from the government’s spending binge wasting in gifts and unnecessary parties. This gradually changed the food consumption habit and reduced the pork demand as well. The decline in our breeder hog sales was primarily because after almost a 3 year downturn in the China pork market, more and more hog farmers were shrinking their farm sizes resulting in lower demand for breeder hogs.
For the first quarter of 2015 and 2014, we generated $3,798,965 and $3,147,382 in revenue through sales of black hogs and black hog specialty pork products. During the three months ended March 31, 2015, we sold 15,269 black hogs as breeder and market hogs and 114,932 kilograms of black hog meat were used to produce specialty pork products sold in our retail business. During the three months ended March 31, 2014, we sold 11,700 black hogs as breeder and market hogs and 89,483 kilograms of black hog meat were used to produce specialty pork products sold in our retail business.

During the first quarter of 2015, our servo segment contributed $1,219,157 to our revenue, $1,007,840 from selling electro-hydraulic servo devices and relevant components and $211,317 from providing maintenance services to our customers.

During the first quarter of 2015, our security & protection segment contributed $542,264 to our revenue, $179,024 from selling optical fiber invasion alarm systems and $363,240 from selling education devices and providing relevant technical supports.

Cost of goods sold. Cost of goods sold includes the cost of raw materials, feed, labor, depreciation, amortization, processing costs, and other overhead costs. For the first quarter of 2015, cost of goods sold was $9,099,495 as compared to $8,254,511 for the same period of 2014, an increase of $844,984, or 10%. Cost of goods sold related to Hog Farming was $7,662,664 for the first quarter of 2015 as compared to $8,008,398 for the first quarter of 2014. Cost of goods sold for our Retail segment was $381,192 for 2015 and $246,113 for 2014. Cost of goods sold related to our Servo segment and our Security & Protection segment were $787,117 and $268,522 during the first three months in 2015. The major reasons for the increase in our cost of goods sold were our newly acquired subsidiaries,  and our expanding operations in black hog sales. The expansion of our black hog sales caused the related costs to increase from $2.7 million to $3.5 million. The year over year growth rate in  cost of goods sold was 10% and benefited from reductions in the purchase prices for feeds. Our costs of goods sold for regular breeder hogs and market hogs decreased 13% and 20%, respectively.

Profit Margins. Our gross margin increased to 20% in the first quarter of 2015 from 15% in 2014. Our gross profit was $2,250,341 for 2015 as compared to $1,462,118 for 2014. This increase in our gross profit reflected the margins of $432,040 contributed by our Servo segment and $273,742 from our Security & Protection segment.

Our gross margin from Hog Farming was 16% in 2015 as compared to 13% in 2014. Our margin from Retail was 23% in 2015 and 48% in 2014. The gross margins for breeder hogs were 41% and 36% in the first quarter of 2015 and 2014, respectively, and the gross margins for regular market hogs were 12% and 6% in 2015 and 2014. The gross margins for black market hogs were 6% and 9% in 2015 and 2014. The gross margin from our specialty black hog pork products was 23% and 48% in 2015 and 2014. The increase in our gross margin for our regular breeder hogs was a result of reduced feed prices. Our revenues from regular breeder hogs and market hogs decreased 5% and 15%, respectively. However, at the same time, our costs of goods sold dropped 13% and 20%, resulting in the growth in our gross margins. Our black hog sales, whether as market hogs or specialty black hog products, benefited from our growing brand awareness and reduced feed costs. The gross margins from black market hogs and specialty pork products benefitted from increases of 24% and 4% in our revenues from sales of market black hogs and specialty pork products, comparing the first quarter of 2015 to the 2014. Additionally, our cost of goods sold for both sections of our black hog business increased 28% and 55%, respectively, more than the growth rates in revenues. As a result, black hog sales, either from black market hogs or specialty pork products, had a decrease of $154,597 in our gross margin.

Our gross margin from our Servo and Security & Protection segments were 35% and 50%, respectively. Both segments have short operating histories and hold certain key technologies. We believe over time  both companies should be able to increase their contribution to our earnings.

Expenses. Selling, general and administrative expenses increased by $1,276,094 in the first quarter of 2015 as compared to the same period in 2014. The increase was primarily the result of our new operating segments which generated expenses of $111,304 (Servo) and $381,145 (Security & Protection), a grant of stocked to key employees which generated non-cash compensation expense of $597,375, and an increase of $295,607 in our Retail segment for selling our black hog specialty products.

Net Other Expense. Net other expense decreased from $104,915 for the three months ended March 31, 2014 to net other expenses of $47,462 for the three months ended March 31, 2015, an increase of $57,453, which was primarily due to the decrease of $98,979 in our interest expense.

Income Taxes. Our Hog Farming and Retail segments are exempt from the Chinese income tax and VAT. With respect to our operations in electro-hydraulic servo valve devices and optical fiber products, we are subject to 17% VAT tax and 25% corporate income tax, except that our operations in optical fiber detection alarm products enjoy a preferential income tax rate of 15% which will expire at the end of 2015. During the first quarter of 2015 we reported $87,119 in corporate income taxes which represented the income taxes on the net income from our Servo segment.

Net Income (Loss). Our net income (loss) for the three months ended March 31, 2015 and 2014 was ($216,512) and $301,025, respectively. The decrease of $517,537 was primarily the result of stocked based compensation of $597,375 for shares granted to employees and an increase of $295,607 in operating expenses from our Retail segment, which partially offset by net income of $320,192 contributed by our Servo segment.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015 our working capital was $49,458,869 as compared to $47,523,835 at December 31, 2014. These funds are deposited in financial institutions located as follows:

	March 31, 2015		December 31, 2014
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	40,905,864	100%	39,123,869	100%
	$40,905,864	100%	$39,123,869	100%

In an effort to control our feed costs and take advantage of our ability to borrow at advantageous rates, we entered into agreements with two of our suppliers whereby we have prepaid $6,518,799 for feed to be delivered to us in or prior to January 2016.  The specific quantities and dates of delivery will be determined by us from time to time. The prepayment was made by entering into agreements with Shanghai Pudong Development Bank whereby the bank agreed to issue its acceptances in favor of our suppliers.  The acceptances are non-interest bearing and mature on various dates in January 2016.  Each acceptance is secured by cash deposited by us with the bank in an amount equal to 50% of the amount of the acceptance.   If either supplier were for any reason to fail to deliver the agreed upon product, we would nevertheless be liable in full to the bank when the acceptance comes due.

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$3,522,699	$3,022,159
Net cash provided by (used in) investing activities	1,618,184	(1,093,581)
Net cash provided by (used in) financing activities	(3,661,158)	7,624,173
Exchange rate effect on cash	302,270	(109,423)
Net cash inflow	$1,781,995	$9,443,328

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2015 totaled $3,522,699. Cash flow pertaining to operating activities benefited from depreciation and amortization of $996,036, amortization of prepaid expenses and long-term prepaid expenses of $86,740 and $653,292, a non-cash bad debt expense of $179,866, a decrease in inventory of $691,115, reduction in advances to suppliers of $1,301,522, and an increase of $210,411 in accounts payable and accrued payables and were partially offset by an increase of $555,138 in accounts receivable and repayments of $86,089 of other payables.

Net cash provided by operating activities in the three months ended March 31, 2014 totaled $3,022,159. Cash flow pertaining to operating activities included depreciation and amortization of $884,027, amortization of prepaid expenses of $110,316, a decrease from inventory of $1,326,872 and collections of other receivables of $896,107. These favorable factors were offset by a prepayment made in the first quarter of 2014 to one of our feed suppliers of $534,902.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 totaled $1,618,184. This amount principally reflects  $1,629,700 borrowed from a related party.

Net cash used in investing activities for the three months ended March 31, 2014 totaled $1,093,581. This included $1,090,114 paid for purchase of a 40% interest in our subsidiary, Tianzhili.

Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2015, we used net cash of $3,661,158 in financing activities. This mainly reflects an increase in cash deposits of $3,585,339 in a bank and a guarantee service provider for our bank acceptance notes payable.

For the three months ended March 31, 2014, we had net cash provided by financing activities of $7,624,173. This included proceeds of $6 million from a capital contribution from the sale of 3 million shares to our current Chairman and CEO, Mr. Ping Wang, and proceeds from a renewed short-term loan of $1,635,163.

Commitments for Capital Expenditures

Our capital requirements for the next twelve months relate to purchasing breeder hogs and acquiring new companies to execute our diversification policy, as well as additional investment in our Retail segment to expand our marketing and distribution channels. We also expect to incur modest expenses in maintaining our hog farms. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,421	$2,421	$-	$-	$-
Others	-	-	-	-	-
	$2,421	$2,421	$-	$-	$-

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

Item3.	Quantitative and Qualitative Disclosures about Market Risk. Not applicable as the Company is a smaller reporting company.

Item4.	Controls and Procedures

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

Based upon their evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015 which are incorporated by reference into this report.

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

Aoxin Tianli Group, INC.

May 13, 2015	By:	/s/ Ping Wang
Ping Wang
Chief Executive Officer
(Principal Executive Officer)

May 13, 2015	By:	/s/ Jun Wang
Jun Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)