Form 10-Q
period 2015-06-30
AOXIN TIANLI GROUP, INC.
filed 2015-08-12
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2015, the Registrant had outstanding 33,183,000 shares of common stock, par value $0.001 per share.

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

From time to time we may consider whether it is appropriate to follow requirements of the 5600 Series of the NASDAQ Marketplace Rules.  Should we determine not to follow one or more of such Rules in favor of the laws of the BVI, we will advise our shareholders before doing so.  Please refer to the disclosure contained in our Annual Report for the year ended December 31, 2014, and our Quarterly Report for the quarter ended June 30, 2015, for a discussion of those home country practices we have elected to follow in lieu of the corresponding requirements of the 5600 Series of the NASDAQ Marketplace Rules.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,806,712	$39,123,869
Notes receivable	4,927	16,291
Accounts receivable, net	1,334,076	2,237,794
Accounts receivable - related party	-	19,875
Inventories	9,103,209	11,015,763
Advances to suppliers	4,459,508	1,051,259
Prepaid expenses	72,057	238,875
Other receivables, net	586,194	241,666
Loan receivable - related party	-	1,629,062
Due from related party	80,194	78,195
Restricted cash	3,284,719	-
Assets held for sale	2,054,517	-
Total Current Assets	67,786,113	55,652,649

Long-term prepaid expenses, net	3,523,509	2,832,996
Plant and equipment, net	33,235,790	36,525,169
Construction in progress	715,924	710,128
Biological assets, net	1,591,889	2,036,823
Intangible assets, net	5,537,600	5,795,759

Total Assets	$112,390,825	$103,553,524

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,430,693	$2,411,012
Bank acceptance notes payable	6,569,439	-
Accounts payable and accrued payables	1,058,203	1,506,703
Advances from customers	143,937	83,304
Advances from customers - related party	60,597	58,451
Deferred income	344,298	260,058
Special payables	183,978	182,488
Other payables	2,740,503	2,991,109
Other payable - related party	129,868	180,457
Due to related party	228,279	455,232
Total Current Liabilities	13,889,795	8,128,814

Stockholders' Equity:
Common stock ($0.001 par value, 100,000,000 shares authorized,
33,203,000 shares issued and 33,183,000 shares outstanding as of June 30, 2015 and 32,373,000 shares issued and outstanding as of
December 31, 2014)	33,183	32,373
Additional paid in capital	64,455,074	63,022,184
Statutory surplus reserves	2,565,542	2,532,813
Retained earnings	24,752,194	24,105,472
Accumulated other comprehensive income	5,030,420	4,079,896
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	96,836,413	93,772,738
Noncontrolling interest	1,664,617	1,651,972
Total Stockholders' Equity	98,501,030	95,424,710
Total Liabilities and Stockholders' Equity	$112,390,825	$103,553,524

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$10,635,970	$8,074,894	$21,959,893	$17,761,223
Revenues - related party	-	-	25,913	-
	10,635,970	8,074,894	21,985,806	17,761,223
Cost of goods sold	8,155,470	7,453,933	17,254,965	15,708,444
Gross profit	2,480,500	620,961	4,730,841	2,052,779

Operating expenses:
General and administrative expenses	1,280,470	844,398	3,344,268	1,617,809
Selling expenses	258,562	107,731	527,036	390,498
Total operating expenses	1,539,032	952,129	3,871,304	2,008,307

Income (loss) from operations	941,468	(331,168)	859,537	44,472

Other income (expense):
Interest expense	(16,869)	(139,139)	(7,566)	(228,815)
Subsidy income	-	19,545	-	19,545
Relocation compensation from Farm 8 shutdown	-	988,021	-	988,021
Other income, net	1,158	22,388	(55,607)	7,149
Total other income (expense)	(15,711)	890,815	(63,173)	785,900

Income before income taxes	925,757	559,647	796,364	830,372

Income taxes	1,700	-	88,819	-
Net income	924,057	559,647	707,545	830,372
Net loss (income) attributable to noncontrolling interest	(4,655)	-	(28,094)	127,017
Net income attributable to Aoxin Tianli Group Inc. common stockholders	919,402	559,647	679,451	957,389

Other comprehensive income:
Unrealized foreign currency translation adjustment	386,460	127,876	950,524	(237,492)

Comprehensive income	$1,305,862	$687,523	$1,629,975	$719,897

Earnings per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	33,183,000	19,664,000	32,643,000	16,814,000

Continuing operations - Basic & diluted	$0.03	$0.03	$0.02	$0.06
Discontinued operations - Basic & diluted	$-	$-	$-	$-

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$707,545	$830,372
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,985,497	1,746,285
Amortization of prepaid expenses	145,314	171,990
Amortization of long-term prepaid expenses	843,164	45,261
Provision for doubtful accounts	121,072	28,955
Loss from farm shutdown	12,063	-
Loss from disposal of biological assets	157,516	-
Changes in operating assets and liabilities:
Notes receivable	11,451	-
Accounts receivable	923,233	77,884
Accounts receivable - related party	19,958	-
Inventories	4,199,062	1,835,497
Advances to suppliers	830,513	274,677
Prepaid expenses	(54,829)	(50,702)
Other receivables	(344,793)	808,897
Long-term prepaid expenses	-	(87,952)
Accounts payable and accrued payables	(458,990)	56,093
Advances from customers	59,718	-
Advances from customers - related party	1,663	-
Deferred income	81,796	-
Other payables	(83,445)	57,617
Other payables - related party	(51,858)	-
Total adjustments	8,398,105	4,964,502
Net cash provided by operating activities	9,105,650	5,794,874

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	-	(1,083,100)
Proceeds from collection of loan receivable from related party	1,635,912	-
Purchase of biological assets	(589)	-
Purchase of plant and equipment	(11,150)	(6,271)
Net cash used in investing activities	1,624,173	(1,089,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	(3,271,823)	-
Proceeds from capital contribution	-	15,560,000
Due to (from) related party	(199,700)	(79,128)
Repayment of short-term loans	(1,635,912)	(781,797)
Proceeds from short-term loans	1,635,912	1,628,744
Net cash provided by financing activities	(3,471,523)	16,327,819

EFFECT OF EXCHANGE RATE CHANGES ON CASH	424,543	(1,504)

NET INCREASE IN CASH	7,682,843	21,031,818

CASH, BEGINNING OF PERIOD	39,123,869	10,087,694

CASH, END OF PERIOD	$46,806,712	$31,119,512

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$82,520	$307,690
Income tax paid	$88,819	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Prepayments for raw material purchases made with bank acceptance notes	$6,543,646	$-
Shares issued to employees	$1,433,700	$-

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The financial statements of Aoxin Tianli Group, Inc. and subsidiaries (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.) consist of the following: its parent company, Aoxin Tianli Group, Inc., a limited liability British Virgin Islands company (“BVI”) incorporated on November 9, 2009. Aoxin Tianli owns 100% of HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”). HCS on November 26, 2009 acquired 100% of Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”). WFOE was incorporated in Wuhan City, PRC on June 2, 2005. The acquisition of WFOE by HCS required the approval of the Wuhan Municipal Commission of Commerce, which was received on January 19, 2010, declared effective as of January 27, 2010. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations. WFOE changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014.

WFOE’s subsidiaries consist of the following categorized by WFOE’s segments:

Hog Farming and Retail of Pork Products:
•
Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), had been previously 100% controlled by WFOE through a series of contractual control agreements, entered into on December 1, 2009, which were terminated on July 2, 2014, at which time WFOE acquired 100% of the equity interest of Fengze. This ownership change was approved on June 20, 2014 by the Wuhan Municipal Commission of Commerce, declared effective by the Wuhan Administrator for Industry & Commerce. Fengze owns 100% of Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”).  Fengze and Tianzhili are engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. They also sell pork products directly to certain outlets. Fengze operates ten production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”).

On November 5, 2012, XMRJ LLP (“XMRJ”), a limited partner enterprise formed under Chinese law that engages in equity investments in China, agreed to invest RMB 10,000,000, or approximately $1,600,000, in Tianzhili. Until such investment, Tianzhili was a wholly-owned subsidiary of Fengze. Tianzhili conducts our black hog breeding operations. In consideration for its commitment to make the investment and an interest free loan, XMRJ received a 40% equity interest in Tianzhili. As of December 31, 2012, Tianzhili received $1,057,636 or RMB 6,666,700 from XMRJ. On March 22, 2014, Fengze entered into an equity purchase agreement with XMRJ to re-purchase the 40% minority equity interest in Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this re-purchase, Tianzhili again became a wholly owned subsidiary of Fengze.

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. On November 18, 2014, Hefeng was dissolved and its business registration was terminated.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed Fengze to close its farm located in the Caidian District (Farm 8) as part of the government's effort to restore Dacha Lake to its natural condition. Fengze finished its evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $987,459 on June 2014. However, the final amount of its evacuation cost and loss from the farm shutdown that will be reimbursed by Caidian District is still undetermined. Fengze maintains minimum personnel in the Caidian Farm or Farm 8 awaiting the final determination and reimbursements of its evacuation cost and loss.

Servo segment:
•
On July 15, 2014, WFOE acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. WFOE acquired the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers of Hang-ao to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016. Hang-ao reported net income of $1,050,636 for its operations in 2014 which achieved the 2014 net income target required in the acquisition agreement. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”). Hang-ao and Sanqiang are engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components primarily sold to manufacturers of precision equipment throughout China. On November 10, 2014, WFOE entered into a share sale agreement to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million to Mr. Fawei Qiu who formerly held 12% minority interest of Hang-ao.

Security and Protection segment:
•
On August 26, 2014, WFOE consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the transaction, OV Orange became a 95% owned subsidiary of WFOE, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Ping Wang, Aoxin Tianli’s Chairman and CEO. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is the sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). On November 10, 2014, OV Orange sold 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030 to Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co., Ltd (“Hubei Aoxin”). Hubei Aoxin formerly owned 45% of OV Orange.

OV Orange was acquired in exchange for 2,552,000 of Aoxin Tianli’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15%) of the outstanding OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits of not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.  OV Orange reported net income of $1,077,450 for its operations in 2014 which achieved the 2014 net income target required in the acquisition agreement.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of Aoxin Tianli’s common stock issued in exchange for his 30% of the OV Orange shares, shall have the right to exchange shares of Aoxin Tianli’s common stock received in the OV Orange acquisition for a repurchase of OV Orange shares, up to 7,500,000 OV Orange shares for Mr. Liu and 15,000,000 OV Orange shares for Mr. Wu. This re-purchase of OV Orange shares may occur during a three month period (the “Option Period”) commencing March 16, 2017 and terminating June 15, 2017. The ratio at which OV Orange shares that may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of Aoxin Tianli and OV Orange at the time of the re-purchase, except that if the value of the shares of Aoxin Tianli issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Aoxin Tianli shares and will not receive any additional compensation.

As a result of its receipt of 1,075,000 common shares of Aoxin Tianli in exchange for the 22,500,000 (representing 45% of the outstanding OV Orange shares) pursuant to the Stock Purchase Agreement and its purchase from Aoxin Tianli of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 12.28% of Aoxin Tianli’s outstanding common shares.

All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, Hang-ao, and OV Orange. Fengze, Tianzhili, Hang-ao and OV Orange’s results of operations are consolidated into those of Aoxin Tianli. HCS, WFOE, Fengze, Tianzhili, Hang-ao, and OV Orange are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, as well as Hang-ao and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation. The 12% equity interest holders in Hang-ao and the 5% equity interest holder of OV Orange will be accounted as non-controlling interest in the Company’s consolidation financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of June 30, 2015 and December 31, 2014, balances in banks in the PRC were $46,806,712 and $39,123,869, respectively.

Notes Receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within six months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $4,927 and $16,291 at June 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued allowance for doubtful accounts of $57,949 and $62,328 at June 30, 2015 and December 31, 2014.

Accounts receivable consisted of the following:

	June 30,	December 31,
	2015	2014
Accounts receivable	$1,392,025	$2,300,122
Less: Allowance for doubtful accounts	(57,949)	(62,328)
	$1,334,076	$2,237,794

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded an inventory reserve of $86,218 and $85,518 at June 30, 2015 and December 31, 2014, respectively.

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials—hogs	$537.145	$984,045
Work in process—biological assets	2.793,129	3,603,752
Infant hogs	3,530,874	4,195,792
Finished goods—specialty pork products	26,150	128,944
Raw materials	275,147	236,015
Work in process	1,598,766	1,343,440
Finished goods	428,216	609,293
Less: inventory reserve	(86,218)	(85,518)
	$9,103,209	$11,015,763

The term “Work in process—biological assets” has the meaning set forth below in Biological Assets.

Prepaid Expenses

Prepaid expenses at June 30, 2015 and December 31, 2014 totaled $72,057 and $238,875, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended June 30, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expenses of $58,574 and $83,167, respectively. For the six months ended June 30, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expenses of $145,314 and $171,990, respectively.

Advances to Suppliers

Advances to suppliers at June 30, 2015 and December 31, 2014 totaled $4,459,508 and $1,051,259, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. As of June 30, 2015, the prepayments to the Company’s feed suppliers and one of OV Orange’s raw material suppliers were $4,356,293 and $82,953. Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers.

Restricted Cash

Restricted cash consists of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

At June 30, 2015 and December 31, 2014, the Company reported restricted assets of $3,284,719 and $0, respectively. Restricted assets consist of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

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

As of June 30, 2015 and December 31, 2014, construction in progress was $715,924 and $710,128, respectively. Included in construction in progress, were $90,137 for upgrading the feed processing facility and $662,226 for optical fiber equipment purchases.

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

Biological assets consist of the following:

	June 30,	December 31,
	2015	2014
Breeding hogs	$6,191,272	$6,712,355
Less: Accumulated amortization	(4,599,383)	(4,675,532)
	$1,591,889	$2,036,823

As of June 30, 2015 and December 31, 2014, $924,162 and $982,172 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended June 30, 2015 and 2014 was $165,506 and $325,935, respectively. Amortization of the biological assets, included as a component of inventory, for the six month periods ended June 30, 2015 and 2014 was $342,471 and $726,858, respectively.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2015 and 2014, the Company had recorded no impairment charges at its long-lived assets.

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

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of June 30, 2015 and December 31, 2014, the Company reported deferred income of $344,298 and $260,058, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized subsidy income of $0 from its deferred incomes.

Special Payables

Special payables are the portion of certain subsidies received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are “Pass through” payments. As of June 30, 2015 and December 31, 2014, the Company reported special payables of $183,978 and $182,488, respectively.

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

Starting from the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter of 2013, the Company is operating in two segments, hog farming and retail. However, after completion of the Hang-ao and OV Orange acquisitions, the Company has determined to establish two more segments, the Servo segment and the Security & Protection segment, in which it includes its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. As of June 30, 2015, the Company is operating in four segments, Hog Farming, Retail, Servo and Security & Protection.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2015 and December 31, 2014.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the six month periods ended June 30, 2015 and 2014.

Foreign Currency Translation

As of March 31, 2015 and December 31, 2014, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.1128 per US dollar and RMB 6.1385 per US dollar as of June 30, 2015 and December 31, 2014, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2015 and 2014, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.0888 and RMB 6.14 per US dollar for the six months ended June 30, 2015 and 2014, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. Legal expenses associated with the contingency are expensed as incurred. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. The Company has not accounted for any loss contingencies as of June 30, 2015 and December 31, 2014.

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

Accrual of Environmental Obligations

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

As of June 30, 2015 and December 31, 2014, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

The updated guidance related to revenue recognition which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

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

Based on the Company’s initial assessment of the standard, the Company expects that any potential future disposals of individual hog farms will not be reported as discontinued operations and that the results of operations of any disposed hog farm, including revenues, costs and any gains or losses on disposal, will be classified as continuing operations within the Consolidated Statements of Operations and Comprehensive Income for all periods presented through the date of disposition.

NOTE 3—ACQUISITIONS

Repurchase of 40% Noncontrolling Interest in Tianzhili

The following table summarizes the re-purchase at fair value of the 40% noncontrolling interest of Tianzhili. The allocation of the purchase price reflects final values assigned and may differ from preliminary values reported in the consolidated financials for prior periods.

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

Acquisitions of Hang-ao and OV Orange

The following is a reconciliation of the acquisitions of 88% of Hang-ao and 95% of OV Orange:

	Hang-ao	OV Orange

Fair value of the Company’s stock issued (1,047,000 share for Hang-ao at $2.13 per share and 2,552,000 share for OV Orange at $1.95 per share)	$2,230,110	$4,976,400
Cash	6,825,495	-
Total purchase price	$9,055,605	$4,976,400
Acquired assets and liabilities:
Cash	$215,236	$690,990
Current assets	8,121,512	3,881,918
Fixed assets	2,036,448	376,075
Long-term prepaid expense	-	1,282,037
Intangible assets	3,684,084	2,699,753
Liabilities	(3,766,820)	(989,226)
	10,290,460	7,941,547
Discount from bargain purchase	-	(2,703,232)
	10,290,460	5,238,315
Percentage of acquired equity	88%	95%
	9,055,605	4,976,400
Purchase price	9,055,605	4,976,400
Goodwill	$-	$-

	Hang-ao	OV Orange
Acquired assets and liabilities, net	$10,290,460	$5,238,315
Percentage of equity	12%	5%
Noncontrolling Interest	$1,234,855	$261,915

NOTE 4—OTHER RECEIVABLES

At June 30, 2015 and December 31, 2014, the Company reported other receivables of $586,194 and $241,666, respectively, including an allowance for doubtful receivables of $5,288 and $1,513.

On June 30, 2015 and December 31, 2014, the Company loaned $0 and $62,326 to two of its customers. The loans bear no interest and are not collateralized. Those loans were collected in January 2015.

On June 30, 2015 and December 31, 2014, the Company reported travel advances of $28,336 and $122,995 to its employees.

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

NOTE 5—LOAN RECEIVABLES – RELATED PARTY

At June 30, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”), whose CEO and major shareholder has an indirect investment relationship with the Company.

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

NOTE 6—ASSETS HELD FOR SALE

As of June 30, 2015, the Company reported $2,054,517 as assets held for sale which included 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province.

On August 11, 2015, the Company entered into a hog farm sale agreement to sell 2 hog farms mentioned above to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd. In accordance with the agreement, the selling price is approximately $1.23 million or RMB 7.5 million.

NOTE 7—LONG-TERM PREPAID EXPENSES

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

Long-term prepaid expenses at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Prepaid rental expenses	$1,930,844	$1,915,211
Prepaid research expenses	1,642,360	1,629,062
Stock based compensation to employees	1,518,021	-
Less: Accumulated amortization	(1,567,716)	(711,277)
	$3,523,509	$2,832,996

Amortization expense for the three months ended June 30, 2015 and 2014 was $189,872 and $23,768, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $843,164 and $45,261, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be as follow.

Year	Amount
2015	$696,531
2016	$928,708
2017	$450,808
2018	$450,808
2019	$450,808
Thereafter	$545,846

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2015	2014
Buildings	$36,904,987	$39,533,242
Vehicles	579,868	609,742
Office equipment	838,363	628,415
Production equipment	4,062,153	4,462,044
Research equipment	923,144	916,668
	43,308,515	46,150,111
Less: Accumulated depreciation	(10,072,725)	(9,624,942)
	$33,235,790	$36,525,169

a)	Depreciation expense was $1,338,169 and $945,339 for the six months ended June 30, 2015 and 2014, respectively.

b)	Impairment charge

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $12,063 and $0 for the six months ended June 30, 2015 and 2014, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

NOTE 9—INTANGIBLE ASSETS

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

Intangible assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Land use rights	$1,741,197	$1,727,099
Distribution network	1,947,425	1,931,657
Patents	3,712,603	3,682,545
Others	8,589	7,933
Less: Accumulated amortization	(1,872,214)	(1,553,475)
	$5,537,600	$5,795,759

Amortization expense for the six month periods ended June 30, 2015 and 2014 was $304,857 and $74,088, respectively.

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

Through the acquisition of OV Orange valued at $4,976,400, we obtained OV Orange’s patents which are reported in our intangible assets at $3,682,545. On November 10, 2014, we sold 100% of OV Orange’s subsidiary, Optical Networking, for $162,782 in cash and reported $5,965 gain from disposal of subsidiaries.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2015 (remaining)	$304,643
2016	$609,285
2017	$608,213
2018	$607,567
2019	$607,567
Thereafter	$2,800,325

NOTE 10—SHORT-TERM LOANS

As of June 30, 2015 and December 31, 2014, the short-term loans are as follows:

	June 30, 2015	December 31, 2014
Loan payable to Hubei Zaoyang Rural Commercial Bank, annual interest rate of 9.9%, due by March 30, 2016, guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	$1,642,360	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	1,140,344
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	488,718
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by August 4, 2015, guaranteed by Wuhan Aoxin Investment and Guarantee Services Co., Ltd. The loan had been repaid on August 4, 2015.	788,333	781,950
	$2,430,693	$2,411,012

In the first quarter of 2014, the Company paid $40,572 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the six months ended June 30, 2015. Amounts of $82,520 and $44,678 were recorded as interest expense for the six months ended June 30, 2015 and 2014, respectively.

NOTE 11—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2015	December 31, 2014
Shanghai Pudong Development Bank, non-interest bearing, due January 15, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$1,642,360	$-
Shanghai Pudong Development Bank, non-interest bearing, due January 20, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,642,360	-
Shanghai Pudong Development Bank, non-interest bearing, due January 26, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,642,360	-
Shanghai Pudong Development Bank, non-interest bearing, due January 30, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,642,359	-
	$6,569,439	$2,411,012

In the first quarter of 2015, the Company paid $81,648 to a guarantee service provider for providing a guarantee of bank acceptance notes payable. The Company also made a cash deposit of $328,472 to the guarantee service provider as collateral to secure bank acceptance notes payable.

NOTE 12—OTHER PAYABLES

Other payables at June 30, 2015 and December 31, 2014 were $2,740,503 and $2,991,109, respectively. Included in other payables as of June 30, 2015 and December 31, 2014 were deposit payables of $2,693,310 and $2,861,203 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

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

The amortization of deposit payables for the six months ended June 30, 2015 and 2014 was $190,496 and $189,662. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2015	$380,992
2016	$380,992
2017	$380,992
2018	$380,992
2019	$380,992
Thereafter	$835,543

NOTE 13—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due from related party

The amount due from related party was $80,194 and $78,195 as of June 30, 2015 and December 31, 2014, respectively. The amount due as of June 30, 2015 and December 31, 2014 was a security deposit to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service for a bank loan of $788,333 and $781,950 from Wuhan Rural Commercial Bank.

Loan receivable – related party

At June 30, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has an indirect investment in the Company.

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

Accounts receivable – related party

As of June 30, 2015 and December 31, 2014, OV Orange reported accounts receivable of $0 and $19,875 from related parties, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”). Central Aoxin’s registered agent was Mr. Ping Wang, our CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

Advances from customers – related party

As of June 30, 2015 and December 31, 2014, OV Orange reported an advance from customer of $60,597 and $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”). Central Aoxin’s registered agent was Mr. Ping Wang, our CEO.

Other payable – related party

On October 10, 2013, Hang-ao entered into a purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao paid $4.7 million in 2013 and the office and apartment were transferred to the Company in 2014. As of June 30, 2015 and December 31, 2014, the Company reported an outstanding payable of $129,868 and $180,457, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is one of the Company’s shareholders.

Due to related party

The amount due to related party was $228,279 and $455,232 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Company received advances of $228,279 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. As of December 31, 2014, the Company received advances of $48,926 from Ms. Hanying Li, and $406,306 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and due upon demand.

Revenues – related party

During the six months ended June 30, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and recognized revenues of $25,913 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

Bank loan guaranteed by related party

Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $788,333 from Wuhan Rural Commercial Bank.

Issuance of common stock

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s CEO, CFO, and a director, pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended.

NOTE 14—CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of June 30, 2015 it had 33,203,000 shares issued and 33,183,000 shares outstanding. As of December 31, 2014, the Company had 32,373,000 shares issued and outstanding.

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

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees for their future services, pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vest in December 2015, and 243,000 common shares vest in December 2016. The Company recognized the compensation cost over the employees’ service period. For the six months ended June 30, 2015, the Company amortized $716,850.

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

The following table summarizes the stock options and warrants outstanding as of June 30, 2015 and December 31, 2014 and the activity during the six months ended June 30, 2015.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	70,000	$2.50	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(210,000)	7.21
Outstanding at June 30, 2015	70,000	$2.50	-	$-
Exercisable at June 30, 2015	23,000	$2.50	-	$-

The weighted average remaining contractual life for the option is 6.25 years. The market value of the Company’s common stock was $1.36 and $1.73 as of June 30, 2015 and December 31, 2014, respectively. The intrinsic value of the outstanding options and the warrants as of June 30, 2015 and December 31, 2014 was $0.

NOTE 15—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,565,542 and $2,532,813 as of June 30, 2015 and December 31, 2014.

NOTE 16—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2015 and December 31, 2014, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the six months ended June 30, 2015 and 2014, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 17—COMMITMENTS

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2015 and 2014 was $43,094 and $42,906, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2015 under all non-cancelable leases for years ending December 31:

Operating Leases
2015 (remaining)	$43,094
2016	$86,189
2017	$85,984
2018	$85,371
2019	$85,371
Thereafter	$1,545,084

NOTE 18—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance.

As of June 30, 2015, the Company has 4 operating segments, “Hog Farming,” “Retail,” “Servo” and “Security & Protection”. The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets. The Servo segment represents the Company’s operations in electro-hydraulic servo controls and the Security & Protection segment represents the Company’s operations in optical fiber hardware and software solutions.

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended June 30, 2015 and 2014 is set forth below.

Three Months Ended June 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$9,546,853	$304,648	$535,111	$249,358	$10,635,970
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$9,546,853	$304,648	$535,111	$249,358	$10,635,970
Segment income (loss)	$1,544,127	$(351,941)	$133,206	$(133,225)	$1,192,167
Unallocated corporate loss					(266,410)
Income (loss) before income taxes					925,757
Income taxes					1,700
Net income (loss)					$924,057
Other segment information:
Depreciation and amortization	$609,271	$214,811	$91,111	$44,469	$959,662

Three Months Ended June 30, 2014	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$7,892,665	$182,229	$-	$-	$8,074,894
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$7,892,665	$182,229	$-	$-	$8,074,894
Segment income (loss)	$872,415	$(169,100)	$-	$-	$703,315
Unallocated corporate loss					(143,668)
Income (loss) before income taxes					559,647
Income taxes					-
Net Income (loss)					$559,647
Other segment information:
Depreciation and amortization	$741,150	$121,108	$-	$-	$862,258

Condensed financial information with respect to these reportable business segments for the six months ended June 30, 2015 and 2014 is set forth below.

Six Months Ended June 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$18,638,633	$801,283	$1,754,268	$765,709	$21,959,893
Segment revenues – related party	-	-	-	25,913	25,913
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$18,638,633	$801,283	$1,754,268	$791,622	$21,985,806
Segment income (loss)	$2,342,841	$(690,931)	$453,398	$(228,096)	$1,877,212
Unallocated corporate loss					(1,080,848)
Income (loss) before income taxes					796,364
Income taxes					88,819
Net income (loss)					$707,545
Other segment information:
Depreciation and amortization	$1,238,382	$491,938	$181,533	$177,964	$2,089,817

Six Months Ended June 30, 2014	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$17,131,605	$629,618	$-	$-	$17,761,223
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$17,131,605	$629,618	$-	$-	$17,761,223
Segment income (loss)	$1,074,923	$(15,736)	$-	$-	$1,059,187
Unallocated corporate loss					(228,815)
Income (loss) before income taxes					830,372
Income taxes					-
Net income (loss)					$830,372
Other segment information:
Depreciation and amortization	$1,620,648	$125,637	$-	$-	$1,746,285

As of June 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Total segment assets	$96,214,116	$489,069	$9,842,823	$5,313,591	$111,859,599
Other unallocated corporate assets					531,226
					$112,390,825
Other segment information:
Expenditures for segment assets	$-	$274	$-	$10,876	$11,150

As of December 31, 2014
Total segment assets	$84,112,595	$602,337	$9,530,709	$9,131,129	$103,376,770
Other unallocated corporate assets					176,754
					$103,553,524
Other segment information:
Expenditures for segment assets	$8,606,643	$1,083,100	$6,594,555	$658,959	$16,943,257

Intangible assets by business segments were as follows:

	June 30, 2015
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,741,197	$-	$-	$1,741,197
Distribution network	-	1,947,425	-	1,947,425
Patents	-	-	3,712,603	3,712,603
Others	-	-	8,589	8,589
Less: accumulated amortization	(333,380)	(243,428)	(1,295,406)	(1,872,214)
Balance	$1,407,817	$1,703,997	$2,425,786	$5,537,600

	December 31, 2014
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,727,099	$-	$-	$1,727,099
Distribution network	-	1,931,657	-	1,931,657
Patents	-	-	3,682,545	3,682,545
Others	-	-	7,933	7,933
Less: accumulated amortization	(304,869)	(144,874)	(1,103,732)	(1,553,475)
Balance	$1,422,230	$1,786,783	$2,586,746	$5,795,759

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since our initial public offering in 2010, we have been in the business of breeding, raising, and selling hogs in the Wuhan City of the PRC. We also distribute specialty processed black hog products through supermarkets and the internet. In 2014, we determined to diversify our operations by acquiring early stage technology based industrial companies and are now considering acquiring companies in other industries, such as product distribution. Pursuant to that plan, in July 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a company located in Xiangyang, Hubei Province, engaged in manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components; and in August 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a company located in Wuhan engaged in next-generation optical fiber hardware and software solutions for the security and protection industry.

We have significant cash with which to complete an acquisition and can supplement our cash by issuing notes or equity securities to the owners of any business we seek to acquire.  Over the past year we have had preliminary discussions with the owners of various companies and performed due diligence investigations on a number of acquisition candidates though we have not found any candidate that was available on terms acceptable to us.  We have entered into a letter of intent with approximately ten entities which own, in the aggregate, approximately 650 pharmacies allowing us to conduct due diligence and commence initial negotiations.  There can be no assurance, however, that we will consummate acquisition agreements with the owners of all or any of these stores.  It is likely that the owners of these stores will need to obtain audited financial statements which will entail significant expenses and take a substantial period of time to complete.

We currently own and operate nine commercial hog farms in the Wuhan City area and one commercial hog farm in Enshi Autonomous Prefecture, Hubei Province, though on August 11th we entered into an agreement to sell two of our farms in the Wuhan City area for an aggregate of $1,220,000. Each of these farms had an annual production capacity of approximately 10,000 hogs. In addition, in cooperation with approximately 798 small third party family operated farms in Enshi Prefecture, we raise and distribute black hogs.  In addition, we distribute specialty black hog products through the internet and supermarkets, including Zhongbai, Xinyijia and Wushang Mart in the greater Wuhan City area.

In 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with various government entities and cooperatives of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province and Xianfeng County of Hubei Province, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province. By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers and we have decided to stop providing capital to the program and focus on our black hog retail operations and now, the acquisition of companies in other industries.

The results of operations of Hang-ao and OV Orange are reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company.

Segment Data

We currently divide our businesses into four operating segments: hog farming, distribution of specialty black hog products, electro-hydraulic servo-valves and optical fiber hardware and software.   As our businesses continue to develop and evolve, and if we acquire additional companies, we may deem it appropriate to reallocate our companies into different operating segments and, if we achieve sufficient integration among our businesses, report as a unified company.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. We evaluate performance based on revenue, gross profit contribution and assets employed.

Principal Factors Affecting our Results of Operations

Revenues

We continue to derive the bulk of our revenues from the sale of hogs for breeding purposes and for slaughter. Most of our hogs are bred and raised for sale as market hogs. Others become market hogs because customers do not select them as breeder hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds when sold, as compared to an average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, we focus our efforts on maintaining the proportion of sales represented by breeder hogs, and our success in so doing has been a major contributor to our operating profit.

In our retail segment, we generate revenues by selling black hog meat products through supermarkets and the Internet.

In our servo segment, we sell electro-hydraulic servo devices and provide related maintenance services. In our security & protection segment, we sell optical fiber hardware and software solutions to the security and protection industry.

In addition to revenues generated from sales, we receive subsidies from the government for operating our farms, as well as financial support for some of our research projects. Some of these subsidies are non-recurring, such as the payment we receive when we reach specified annual production capacities, for the acquisition of certain operating equipment, or for specific research projects. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

The following factors, among others, affect the revenues and profitability that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2014.

Consumer demand for pork products. Consumer demand for pork products is a principal driver of our hog revenues, is closely linked to the performance of the general Chinese economy and is sensitive to business and personal discretionary spending levels.  Declines in consumer demand as a result of adverse general economic conditions, lower consumer confidence and changes in consumer preferences for pork as compared with other meats, can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles are likely to impact our revenues.

Demand for breeder hogs. A significant amount of our revenues and operating margin result from the sale of young breeder hogs for use by other hog farmers. If the outlook for the hog industry deteriorates, it can adversely impact the demand for breeder hogs as farmers look to reduce their herds.  This can have a multiplier effect as farmers look to sell off their hogs rather than continue to incur the cost of maintaining the herd, further depressing prices for hogs generally.

Revenues resulting from sales by our servo and security & protection segment. Sales of electro-hydraulic servo devices and optical fiber hardware and software solutions for the security and protection industry are sensitive to the overall health of the Chinese economy.  Electro-hydraulic servo devices have a wide variety of industrial uses. Nevertheless, the market for these devices is highly competitive and driven by quality and cost concerns.  When the Chinese economy is expanding, demand for these devices is relatively high as new factories and other facilities are built.  If the economy slows, demand can decrease and price competition may become intense.  The market for hardware and software solutions for the security industry is highly competitive and driven by performance and price.  These products are marketed to both businesses and individuals.  Thus, consumer confidence and the state of the economy generally can both have an impact on revenues.is also impacted by the state of the economy

Government action in our industries. Because pork occupies such a central role in the Chinese diet, the government has occasionally taken action to prevent the price of pork from dropping below or above specified levels and has provided subsidies to companies engaged in hog farming. We benefit from this protection, and we could be harmed if the government terminated such practices. In addition, the government has taken actions to prevent the spread of diseases among livestock, including mandatory culls of affected animals. These actions have occasionally resulted in relative shortages, which tend to lead to higher prices for healthy animals, and could result in a reduction of our stock, thus reducing revenues and profit. Likewise it is possible that the government could implement some form of price controls that could adversely impact our ability to price our products so as to recover increases in costs such as feed.

Epidemic outbreaks. The outbreak of animal diseases could adversely affect our revenues. An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in the PRC affecting animals or humans might result in material disruptions to our sales.

Costs and Expenses

We primarily incur the following costs and expenses:

Costs of goods sold. In raising hogs, we incur a number of costs that represent the costs of goods sold. We purchase hog feed, premix components, medicines and other supplies. In addition, cost of goods sold includes expenses such as the amortization of sows (referred to as biological assets), employee expenses, water, electricity, equipment depreciation and maintenance, quarantine expense, equipment costs, insurance expense, and sewage charges. For our electro-hydraulic servo devices and optical fiber products, cost of goods sold primarily reflects materials and supplies used to manufacture products, employee expenses, equipment depreciation and maintenance, and utilities.  To date, maintenance service calls and related labor costs have been minimal. However, a significant product defect would very likely significantly increase the number of service calls and our cost of goods sold.

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

Factors Affecting Expenses

Supplies and commodity prices. The largest component of our expenses are the materials required to breed and raise hogs. We purchase breeding stock to improve our genetic pool. Similarly, the prices in China of corn and soybean husks, the primary components of a hog’s diet, are significant to our operations. To the extent the prices of these materials vary, our cost of goods fluctuate and we may not be able to recover higher costs by higher prices for our hogs. For this reason, we may be affected by droughts, floods, crop diseases and the like, which tend to make feed scarcer and thus more expensive.

Number of customers. Our hog operations have typically sold to a limited number of customers. As we move into other industries and increase our customer base, related selling expenses, travel expenses and similar costs will increase.

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

Taxes. The provisions of the PRC’s Enterprise Income Tax law currently exempt our hog breeding operations from PRC income taxes, VAT taxes and business service taxes. If the law or interpretations of the law change, this could significantly impact the Company’s net operating results.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2015	2014	Net Change	Change
Revenues	$10,635,970	$8,074,894	$2,561,076	31.7%
Cost of goods sold	8,155,470	7,453,933	701,537	9.4%
Gross profit	2,480,500	620,961	1,859,539	299.5%
Selling, general and administrative expenses	1,539,032	952,129	586,903	61.6%
Income (loss) from operations	941,468	(331,168)	1,272,636	N/A
Interest expense, net	(16,869)	(139,139)	122,270	(87.9%)
Subsidy income	-	19,545	(19,545)	(100.0%)
Relocation compensation from farm shutdown	-	988,021	(988,021)	(100.0%)
Other expenses, net	1,158	22,388	(21,230)	(94.8%)
Total other income (expense)	(15,711)	890,815	(906,526)	(101.8%)
Income (loss) before income taxes	925,757	559,647	366,110	65.4%
Income taxes	1,700	-	1,700	n/a
Net income (loss)	$924,057	$559,647	$364,410	65.1%

The following table sets forth information as to the gross margin for our four business segments for the three months ended June 30, 2015 and 2014 (dollars in thousands).

	For the Three Months Ended June 30, 2015
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$9,547	$305	$535	$249	$10,636
Cost of goods sold	$7,587	$230	$235	$104	$8,156
Gross profit (loss)	$1,960	$75	$300	$145	$2,480
Gross margin %	21%	25%	56%	58%	23%

	For the Three Months Ended June 30, 2014
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$7,893	$182	$-	$-	$8,075
Cost of goods sold	$7,277	$177	$-	$-	$7,454
Gross profit	$616	$5	$-	$-	$621
Gross margin %	8%	3%	-	-	8%

Revenues. For the three months ended June 30, 2015, we had revenues of $10,635,970, compared to revenues of $8,074,894 for the same period of 2014. Our revenues increased by $2,561,076 or approximately 32%. This growth in revenues reflects contributions from our servo and security & protection segments which were acquired in the second half of 2014 and contributed an aggregate of $784,469 to our revenues in the June 30, 2015 quarter.  The balance of the growth was primarily attributable to improvement in the selling price for hogs. Our sales from our hog related businesses jumped 22%, largely as a result of increased market prices. We anticipate that the number of hogs we sell in the future will decrease as a result of the sale of two of our farms pursuant to an agreement dated August 11, 2015. This will impact our financial results and, in particular, our revenues, expenses and gross profit.

Because our hog segment represents such a large portion of our overall revenues, there is set forth below information regarding sales of hog products for the three months ended June 30, 2015 and 2014.

Sales of Hogs by Products
	Three Months Ended June 30,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	7,191	$271	$1,948,601	6,938	$251	$1,741,761
Market Hogs – regular hogs	20,656	$206	4,258,526	20,213	$168	3,401,062
Market Hogs – black hogs	13,123	$254	3,339,726	13,155	$209	2,749,842

Total	40,970	$233	$9,546,853	40,306	$196	$7,892,665

	Three Months Ended June 30,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	67,155	$5	$304,648	39,568	$5	$182,229
Total	67,155	$5	$304,648	39,568	$5	$182,229

As can be seen from the above, the number of “regular” hogs sold, whether as market or breeder hogs, remained relatively stable increasing slightly in the year over year period. As the average price per hog increased 19%, our revenues from sale of regular hogs increased $1,064,000.  As also can be seen from the above, the number of black hogs sold increased, primarily as a result of increased production by the independent farmers in our black hog program.  We anticipate that as the production of these farmers reaches capacity, the increase in the number of black hogs sold will level off.  Since the average selling price per black hog increased year over year, our revenues from sale of black hogs increased 21%.

During the three months ended June 30, 2015, 67,155 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a substantial increase over the comparable period of the prior year.  Consequently,  our revenues from the specialty black hog meat increased 67% even though the price remained relatively constant.

During the second quarter of 2015, our servo segment contributed $535,111 to our revenue, $377,304 from selling electro-hydraulic servo devices and relevant components and $157,807 from providing maintenance services to customers.

During the second quarter of 2015, our security & protection segment contributed $249,358 to our revenue, $193,794 from selling optical fiber invasion alarm systems and $55,564 from selling education devices and providing relevant technical supports.

Cost of goods sold. For the second quarter of 2015, cost of goods sold was $8,155,470 as compared to $7,453,933 for the same period of 2014, an increase of $701,537, or 9%. Cost of goods sold related to Hog Farming was $7,587,286 for the second quarter of 2015 as compared to $7,276,902 for the second quarter of 2014. Cost of goods sold for our Retail segment was $229,466 for 2015 and $177,031 for 2014. Cost of goods sold related to our Servo segment and our Security & Protection segment were $234,529 and $104,189 during the three months ended June 30, 2015. The major reasons for the increase in our cost of goods sold were the inclusion of costs related to our Servo segment and Security & Protection segments and costs related to increased sales in our Retail and hog farming segments. The year over year growth rate in cost of goods sold was 9% and the growth rate of our revenues was 32%, reflecting the fact that the price for hogs increased more than the cost of feed.

Profit Margins. Our gross margin increased to 23% in the second quarter of 2015 from 8% in 2014. Our gross profit was $2,480,500 for 2015 as compared to $620,961 for 2014. This increase in our gross profit reflected the combined contribution of $445,751 from our Servo segment and Security & Protection segment as well as the increased revenue as a result of higher prices in our Hog Farming segment which caused its gross profit to increase by $1,348,000, and a $70,000 increase in our Retail segment as a result of the increase in the amount of specialty products sold.

Our gross margins from our Hog Farming and Retail segments were 21% and 25%, respectively, in 2015 as compared 8% and 3% in 2014. The improvement in our gross margin in our Hog Farming and Retail segments was primarily the result of increased hog prices and the volume increase in our Retail segment.  Our gross margin from our Servo and Security & Protection segments were 56% and 58%, respectively. Both segments have short operating histories and hold certain key technologies. We believe over time both segments should be able to increase their contribution to our earnings while maintaining gross margins of approximately 50%.

Expenses. Selling, general and administrative expenses increased by $586,903 in the second quarter of 2015 as compared to the same period in 2014. The increase was primarily the result of our new operating segments which generated expenses of $143,562 (Servo) and $211,322 (Security & Protection), and a grant of stock to key employees which generated non-cash compensation expense of $140,556.

Net Other Income (Expense). Net other income decreased from $890,815 for the three months ended June 30, 2014 to net other expenses of ($15,711) for the three months ended June 30, 2015, a decrease of $906,526, which was primarily due to the one-time gain in 2014 from the shutdown of our Caidian farm.

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

Net Income. Our net income for the three months ended June 30, 2015 and 2014 was 924,057 and $559,647, respectively. The increase of $364,410 was primarily the result of the growth of our revenues and stable feeding costs in our Hog Farming segment which increased our gross profit by $1.9 million, partly offset by the decrease of 906,526 in other income.

Comparison of the Results of Operations for the Six Months Ended June 30, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For Six Months Ended June 30,			Percentage of
	2015	2014	Net Change	Change
Revenues	$21,985,806	$17,761,223	$4,224,583	23.8%
Cost of goods sold	17,254,965	15,708,444	1,546,521	9.9%
Gross profit	4,730,841	2,052,779	2,678,062	130.5%
Selling, general and administrative expenses	3,871,304	2,008,307	1,862,997	92.8%
Income (loss) from operations	859,537	44,472	815,065	1832.8%
Interest expense, net	(7,566)	(228,815)	221,249	(96.7%)
Relocation compensation from farm shutdown	-	988,021	(988,021)	(100%)
Subsidy income	-	19,545	(19,545)	(100%)
Other expenses, net	(55,607)	7,149	(62,756)	(877.8%)
Total other income (expense)	(63,173)	785,900	(849,073)	(108.0%)
Income (loss) before income taxes	796,364	830,372	(34,008)	(4.1%)
Income taxes	88,819	-	88,819	n/a
Net income (loss)	$707,545	$830,372	$(122,827)	(14.8%)

The following table sets forth information as to the gross margin for our four business segments for the six months ended June 30, 2015 and 2014 (dollars in thousands).

	For the Six Months Ended June 30, 2015
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$18,639	$801	$1,754	$792	$21,986
Cost of goods sold	$15,250	$611	$1,021	$373	$17,255
Gross profit (loss)	$3,389	$190	$733	$419	$4,731
Gross margin %	18%	24%	42%	53%	22%

	For the Six Months Ended June 30, 2014
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$17,132	$630	$-	$-	$17,762
Cost of goods sold	$15,285	$423	$-	$-	$15,708
Gross profit	$1,846	$206	$-	$-	$2,052
Gross margin %	11%	33%	-	-	12%

Revenues. For the six months ended June 30, 2015, we had revenues of $21,985,806, compared to revenues of $17,761,223 for the same period of 2014. Our revenues increased by $4,224,000 or approximately 24%. This growth in revenues reflects contributions from our servo and security & protection segments which were acquired in the second half of 2014 and contributed an aggregate of in excess of $2,500,000 to our revenues in the first half of 2015 as well as growth in our Hog Farming and Retail segments where revenues increased by approximately $1,500,000 and $170,000 year over year. We anticipate that the number of hogs we sell in the future will decrease as a result of the sale of two of our farms as described above. This will impact our financial results and, in particular, our revenues, expenses and gross profit.

Because our hog segment represents such a large portion of our overall revenues, there is set forth below information regarding sales of hog products for the six months ended June 30, 2015 and 2014.

Sales of Hogs by Products
	Six Months Ended June 30,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	14,374	$267	$3,836,494	14,007	$266	$3,730,765
Market Hogs – regular hogs	41,999	$194	8,160,083	42,796	$186	7,981,305
Market Hogs – black hogs	28,392	$234	6,642,056	24,855	$218	5,419,535

Total	84,765	$220	$18,638,633	81,658	$210	$17,131,605

	Six Months Ended June 30,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	182,087	$4	$801,283	129,052	$5	$629,618
Total	182,087	$4	$801,283	129,052	$5	$629,618

As can be seen from the above, the number of “regular” hogs sold, whether as market or breeder hogs, remained relatively stable increasing slightly in the year over year period. As the average price per hog increased slightly, our revenues from sale of regular hogs increased $0.3 million. As also can be seen from the above, the number of black hogs sold increased 14%, primarily as a result of increased production by the independent farmers in our black hog program.  We anticipate that as the production of these farmers reaches capacity, the increase in the number of black hogs sold will level off.  Since the average selling price per black hog increased 7% year over year, our revenues from sale of black hogs increased 23% or $1.2 million.

During the six months ended June 30, 2015, 182,087 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a substantial increase over the comparable period of the prior year.  As the average price received for our specialty black hog meat decreased, although our revenues grew, the contribution to our margin did not increase proportionately.

During the first half of 2015, our servo segment contributed $1,754,268 to our revenue, $1,385,144 from selling electro-hydraulic servo devices and relevant components and $369,125 from providing maintenance services to customers.

During the six months ended June 30, 2015, our security & protection segment contributed $791,622 to our revenue, $372,818 from selling optical fiber invasion alarm systems and $418,803 from selling education devices and providing relevant technical supports.

Cost of goods sold. For the first six months of 2015, cost of goods sold was $17,254,965 as compared to $15,708,444 for the same period of 2014, an increase of $1,546,521, or 10%. The increase in cost of goods sold primarily results from the inclusion of costs related to our Servo segment and our Security & Protection segment which were $1,021,646 and $372,711 during the six months ended June 30, 2015. Cost of goods sold related to Hog Farming were relatively stable year over year,  while the cost of goods sold for our Retail segment increased approximately $187,000 reflecting the growth in the volume of products sold.$610,658 for 2015 and $423,144 for 2014.

Profit Margins. Our gross margin increased to 22% in the six months ended June 30, 2015 from 12% in 2014. Our gross profit was $4,730,841 for 2015 as compared to $2,052,779 for 2014. This increase in our gross profit reflected the contributions to gross profit of $0.7 million by our Servo segment and $0.4 million from our Security & Protection segment, together with an increase in gross profit of $1.5 million at our Hog Farming segment.
Our gross margin from our Hog Farming and Retail segments were 18% and 24%, respectively, in 2015 as compared to 11% and 33% in 2014.  The improvement in our gross profits from our Hog Farming segment was primarily from increased hog prices.  Our gross margin in our Servo and Security & Protection segments were 42% and 53%, respectively.  We believe over time both companies should be able to increase their contribution to our earnings while maintaining their gross margins.

Expenses. Selling, general and administrative expenses increased by $1,862,997 in 2015 as compared to the same period in 2014. The increase was primarily the result of our new operating segments which generated expenses of $0.3 million (Servo) and $0.7 million (Security & Protection), and a grant of stock to key employees which generated non-cash compensation expense of $737,931.

Net Other Income (Expense). Net other income (expense) decreased from $785,900 for the six months ended June 30, 2014 to net other expenses of ($663,173) for the same period in 2015, a decrease of $849,073, which was primarily due to the one time compensation received in 2014 as a result of the  shut down of our Caidian farm..

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

Net Income. Our net income (loss) for the six months ended June 30, 2015 and 2014 was $707,545 and $830,372, respectively. The decrease of $122,827 was primarily the result of improved gross profits of $2.7 million, which were offset by stock compensation of $0.7 million for shares granted to employees, and a decrease in other income as a result of the nearly $1 million received in 2014 s a result of the shutdown of our Caidian farm.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2015 our working capital was $53,896,318 as compared to $47,523,835 at December 31, 2014. These funds are deposited in financial institutions located as follows:

	June 30, 2015		December 31, 2014
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	46,806,712	100%	39,123,869	100%
	$46,806,712	100%	$39,123,869	100%

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$9,105,650	$5,794,874
Net cash provided by (used in) investing activities	1,624,173	(1,089,371)
Net cash provided by (used in) financing activities	(3,471,523)	16,327,819
Exchange rate effect on cash	424,543	(1,504)
Net cash inflow	$7,682,843	$21,031,818

Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2015 totaled $9,105,650. Cash flow pertaining to operating activities benefited from depreciation and amortization of $1,985,497, amortization of prepaid expenses and long-term prepaid expenses of $145,314 and $843,164, a non-cash bad debt expense of $121,072, a decrease in accounts receivable of $1 million, a reduction of $4 million in inventories, and a reduction in advances to suppliers of $0.8 million, which were partially offset by an increase of $0.3 million in other receivables and repayments of $0.5 million of accounts payable.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 totaled $1,624,173. This amount principally reflects a collection of $1,635,912 from related party loans.

Net cash used in investing activities for the six months ended June 30, 2014 totaled $1,089,371. This included $1,083,100 paid for purchase of a 40% interest in one of our subsidiaries, Tianzhili.

Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2015, we used net cash of $3,471,523 in financing activities. This mainly reflects an increase in cash deposits of $3,271,823 in a bank and with a guarantee service provider for our bank acceptance notes payable.

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

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,431	$2,431	$-	$-	$-
Bank acceptance notes payable	6,569	6,569	-	-	-
	$9,000	$9,000	$-	$-	$-

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Ping Wang our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Ping Wang, our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, Ping Wang, our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, concluded that as of June 30, 2015 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

10.1	Hog Farm Sale Agreement

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxin Tianli Group, INC.

August 12, 2015	By:	/s/Ping Wang
Ping Wang Chief Executive Officer (Principal Executive Officer)

August 12, 2015	By:	/s/Houliang Yu
Houliang Yu Chief Financial Officer (Principal Financial and Accounting Officer)