Form 10-Q
period 2015-09-30
AOXIN TIANLI GROUP, INC.
filed 2015-11-13
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2015, the Registrant had outstanding 33,183,000 common shares, par value $0.001 per share.

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

From time to time we may consider whether it is appropriate to follow requirements of the 5600 Series of the NASDAQ Marketplace Rules.  Should we determine not to follow one or more of such Rules in favor of the laws of the BVI, we will advise our shareholders before doing so.  Please refer to the disclosure contained in our Annual Report for the year ended December 31, 2014, and our Quarterly Report for the quarter ended March 31, 2015, for a discussion of those home country practices we have elected to follow in lieu of the corresponding requirements of the 5600 Series of the NASDAQ Marketplace Rules.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49,882,630	$39,123,869
Notes receivable	4,533	16,291
Accounts receivable, net	1,201,694	2,237,794
Accounts receivable – related party	-	19,875
Inventories	8,422,588	11,015,763
Advances to suppliers	2,919,218	1,051,259
Prepaid expenses	95,995	238,875
Other receivables	398,159	241,666
Loan receivable – related party	-	1,629,062
Due from related party	-	78,195
Restricted cash	3,147,723	-
Total Current Assets	66,072,540	55,652,649
Long-term prepaid expenses	3,172,372	2,832,996
Plant and equipment, net	31,162,067	36,525,169
Construction in progress	686,065	710,128
Biological assets, net	1,384,317	2,036,823
Intangible assets, net	5,207,385	5,795,759
Total Assets	$107,684,746	$103,553,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$1,573,861	$2,411,012
Bank acceptance notes payable	6,295,445	-
Accounts payable and accrued liabilities	911,274	1,506,703
Advances from customers	145,137	83,304
Advances from customers – related party	58,070	58,451
Deferred income	329,939	260,058
Special payables	207,782	182,488
Other payables	2,540,418	2,991,109
Other payables – related party	124,451	180,457
Due to related party	227,151	455,232
Total Liabilities	12,413,528	8,128,814

Stockholders’ Equity:
Common shares ($0.001 par value, 100,000,000 shares authorized, 33,203,000 shares issued and 33,183,000 shares outstanding as of September 30, 2015 and 32,373,000 shares issued and outstanding as of December 31, 2014)	33,183	32,373
Additional paid in capital	64,455,074	63,022,184
Statutory surplus reserves	2,532,813	2,532,813
Retained earnings	25,659,927	24,105,472
Accumulated other comprehensive income	880,852	4,079,896
Stockholders’ Equity – Aoxin Tianli Group, Inc., and Subsidiaries	93,561,849	93,772,738
Noncontrolling interest	1,709,369	1,651,972
Total Stockholders’ Equity	95,271,218	95,424,710
Total Liabilities and Stockholders’ Equity	$107,684,746	$103,553,524

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$9,456,786	$11,476,257	$31,417,286	$29,237,480
Revenue – related party	-	-	25,306	-
Revenue	9,456,786	11,476,257	31,442,592	29,237,480
Cost of goods sold	6,428,629	8,843,378	23,683,594	24,551,822
Gross profit	3,028,157	2,632,879	7,758,998	4,685,658

General and administrative expenses	1,200,971	899,475	4,545,239	2,517,284
Selling expenses	228,289	170,520	755,325	561,018
Operating expenses	1,429,260	1,069,995	5,300,564	3,078,302

Income from operations	1,598,897	1,562,884	2,458,434	1,607,356

Other income (expense):
Interest expense	(4,204)	(188,571)	(11,770)	(417,386)
Subsidy income	44,573	449,075	44,573	468,620
Relocation compensation from a farm shutdown	-	-	-	987,057
Loss from disposal of farms	(787,964)	-	(787,964)	-
Gain from disposal of construction in progress	4,302	-	4,302	-
Other income (expense)	1,643	79,422	(54,653)	87,535
Total other income (expense)	(741,650)	339,926	(805,512)	1,125,826

Income before income taxes	857,247	1,902,810	1,652,922	2,733,182
Income taxes	-	-	88,130	37,751
Net income	857,247	1,902,810	1,564,792	2,695,431

Add:
Net loss (income) attributable to the noncontrolling interest	17,757	(89,584)	(10,337)	37,433
Net income attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$875,004	$1,813,226	$1,554,455	$2,732,864

Earnings per share attributable to the stockholders of Aoxin Tianli Group, Inc. and Subsidiaries – Basic and Diluted	$0.03	$0.08	$0.05	$0.14
Weighted average shares outstanding – Basic and Diluted	33,183,000	24,387,167	32,553,000	19,338,389

Comprehensive income (loss):
Net income attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$875,004	$1,813,226	$1,554,455	$2,732,864
Unrealized foreign currency translation adjustment	(4,149,568)	24,578	(3,199,044)	(212,914)
Comprehensive income (loss)	$(3,274,564)	$1,837,804	$(1,644,589)	$2,519,950

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,564,792	$2,695,431
Adjustments to reconcile net income to net cash provided by operating activities:
provided by operating activities:
Depreciation and amortization	2,843,624	2,659,276
Amortization of prepaid expenses	237,000	248,341
Amortization of long-term prepaid expenses	1,021,788	167,488
Provision for doubtful accounts	147,881	35,509
Subsidy income	-	(449,094)
Recovery gain from inventory valuation	(85,212)	-
Loss from farm shutdown	11,970	-
Loss from disposal of farms	787,964	-
Gain from disposal of construction in progress	(4,302)	-
Loss from disposal of biological assets	167,468	66,593
Changes in operating assets and liabilities:
Notes receivable	11,557	(309,159)
Accounts receivable	980,144	(184,483)
Accounts receivable - related party	19,803	-
Inventories	5,973,348	2,006,292
Advances to suppliers	809,572	565,772
Prepaid expenses	(117,028)	(217,440)
Other receivables	(186,077)	918,101
Long-term prepaid expenses	-	(172,388)
Accounts payable and accrued liabilities	(561,178)	530,941
Advances from customers	66,684	102,368
Advances from customers - related party	1,650	-
Deferred income	81,161	-
Special payables	32,464	81,358
Other payables	(76,764)	(804,751)
Other payables - related party	(51,456)	-
Net cash provided by operating activities	13,676,853	7,940,155

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	-	(1,083,100)
Cash paid for acquisitions	-	(6,100,219)
Proceeds from disposal of construction in progress	4,302	-
Proceeds from disposal of farms	1,217,414	-
Proceeds from collection of loan receivable from related party	1,623,219	-
Purchase of biological assets	(49,894)	-
Purchase of intangible assets	(584)	-
Purchase of plant and equipment	(14,256)	(58,932)
Net cash provided by (used in) investing activities	2,780,201	(7,242,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	(3,246,437)	-
Proceeds from capital contribution	-	22,760,000
Due to (from) related party	(112,760)	627,068
Repayment of short-term loans	(2,402,363)	(2,082,757)
Proceeds from short-term loans	1,623,219	2,408,188
Net cash provided by (used in) financing activities	(4,138,341)	23,712,499

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,559,952)	39,960

NET INCREASE IN CASH	10,758,761	24,450,363

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,123,869	10,087,694

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,882,630	$34,538,057

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$128,659	$478,123
Income tax paid	$88,130	$37,751

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Property purchase with prepayments made through due from related party	$-	$4,723,858
Acquisition payments made through issuances of shares	$-	$9,909,742
Prepayments for raw material purchases made with bank acceptance notes	$6,492,874	$-
Shares issued to employees	$1,433,700	$-

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed Fengze to close its farm located in the Caidian District (Farm 8) as part of the government's effort to restore Dacha Lake to its natural condition. Fengze finished its evacuation of this farm during the first quarter of 2014 and received the relocation compensation of $987,459 on June 2014.

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

Security and Protection segment:

•
On August 26, 2014, WFOE consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the transaction, OV Orange became a 95% owned subsidiary of WFOE, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Ping Wang, Aoxin Tianli’s former Chairman and CEO. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is the sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). On November 10, 2014, OV Orange sold 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030 to Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co., Ltd (“Hubei Aoxin”). Hubei Aoxin formerly owned 45% of OV Orange.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the dates of these financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights and biological assets, and assumptions used in assessing impairment for long-term assets.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of September 30, 2015 and December 31, 2014, balances in banks in the PRC were $49,882,630 and $39,123,869, respectively.

Notes Receivable

Notes receivable represents trade accounts receivable due from customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within nine months. Historically, the Company has experienced no losses on notes receivable. The Company’s notes receivable totaled $4,533 and $16,291 at September 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued allowance for doubtful accounts of $70,148 and $62,328 at September 30, 2015 and December 31, 2014.

Accounts receivable consisted of the following:

	September 30,	December 31,
	2015	2014
Accounts receivable	$1,271,842	$2,300,122
Less: Allowance for doubtful accounts	(70,148)	(62,328)
	$1,201,694	$2,237,794

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded an inventory reserve of $0 and $85,518 at September 30, 2015 and December 31, 2014, respectively.

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials—hogs	$461,711	$984,045
Work in process—biological assets	2,623,596	3,603,752
Infant hogs	3,003,827	4,195,792
Finished goods—specialty pork products	34,559	128,944
Raw materials	258,651	236,015
Work in process	1,433,901	1,343,440
Finished goods	606,343	609,293
Less: inventory reserve	-	(85,518)
	$8,422,588	$11,015,763

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. During the nine months ended September 30, 2015 and 2014, the Company reported a recovery gain of $85,212 and $0 from its inventory valuation, respectively. The term “Work in process—biological assets” has the meaning set forth below in Biological Assets.

Prepaid Expenses

Prepaid expenses at September 30, 2015 and December 31, 2014 totaled $95,995 and $238,875, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended September 30, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expenses of $91,686 and $76,351, respectively. For the nine months ended September 30, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expenses of $237,000 and $248,341, respectively.

Advances to Suppliers

Advances to suppliers at September 30, 2015 and December 31, 2014 totaled $2,919,218 and $1,051,259, respectively, and includes prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. As of September 30, 2015, the prepayments to the Company’s feed suppliers and one of OV Orange’s raw material suppliers were $2,806,252 and $79,493. Included in advances to suppliers as of December 31, 2014, we had prepaid $512,049 to the Company’s premix feed supplier and $309,736 to one of OV Orange’s raw material suppliers.

Restricted Cash

Restricted cash consists of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

At September 30, 2015 and December 31, 2014, the Company reported restricted cash of $3,147,723 and $0, respectively. Restricted assets consist of cash deposits held by a bank and a guarantee service provider to secure bank acceptance notes payable.

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

As of September 30, 2015 and December 31, 2014, construction in progress was $686,065 and $710,128, respectively. Included in construction in progress, were $48,947 for upgrading the feed processing facility and $637,118 for optical fiber equipment purchases.

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

Biological assets consist of the following:

	September 30,	December 31,
	2015	2014
Breeding hogs	$5,913,528	$6,712,355
Less: Accumulated amortization	(4,529,211)	(4,675,532)
	$1,384,317	$2,036,823

As of September 30, 2015 and December 31, 2014, $860,986 and $982,172 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended September 30, 2015 and 2014 was $140,596 and $219,244, respectively. Amortization of the biological assets, included as a component of inventory, for the nine month periods ended September 30, 2015 and 2014 was $483,067 and $946,102, respectively.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2015 and 2014, the Company had recorded no impairment charges at its long-lived assets.

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

Deferred Income

Included in deferred income are the subsidy income payments due from the Chinese government to support the Company’s research projects. Those financial supports will be recognized as subsidy income based on the progress of Company’s research projects. The Company is using the percentage of completion method to account for its subsidy income from deferred incomes. As of September 30, 2015 and December 31, 2014, the Company reported deferred income of $329,939 and $260,058, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized subsidy income of $0 from its deferred incomes.

Special Payables

Special payables are the portion of certain subsidies received from the Chinese government which should be paid to cooperative organizations, individuals, or companies who participate in the Company’s research projects. Those payables are “Pass through” payments. As of September 30, 2015 and December 31, 2014, the Company reported special payables of $207,782 and $182,488, respectively.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from (1) the business of breeding, raising, and selling hogs for use in Chinese pork meat production, the sale of hogs for breeding by other hog producers, and the wholesale distribution of specialty pork products, (2) selling electro-hydraulic servo devices and providing maintenance services, and (3) delivering optical fiber hardware and software solutions for the security and protection industry.

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time hogs are sold. Hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs purchased.

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

Starting from the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management has determined that as of the end of the second quarter of 2013, the Company is operating in two segments, hog farming and retail. However, after completion of the Hang-ao and OV Orange acquisitions, the Company has determined to establish two more segments, the Servo segment and the Security & Protection segment, in which it includes its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. As of September 30, 2015, the Company is operating in four segments, Hog Farming, Retail, Servo and Security & Protection.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2015 and December 31, 2014.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax on those activities. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products and optical fiber products and services, are subject to the 25% enterprise income tax. Since OV Orange is certified as a new high technology company, OV Orange is enjoying a 15% preferential enterprise income tax rate until the end of 2015. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine month periods ended September 30, 2015 and 2014.

Foreign Currency Translation

As of September 30, 2015 and December 31, 2014, the accounts of Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.3538 per US dollar and RMB 6.1385 per US dollar as of September 30, 2015 and December 31, 2014, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2015 and 2014, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.1606 and RMB 6.14 per US dollar for the nine months ended September 30, 2015 and 2014, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In addition, if the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. Legal expenses associated with the contingency are expensed as incurred. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. The Company has not accounted for any loss contingencies as of September 30, 2015 and December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs–Contracts with Customers (Subtopic 340-40). The amendments in ASU 2014-09 supersede most current revenue recognition requirements. The core principal of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company can apply the amendments using one of the following two methods: (i) retrospectively to each prior reporting period presented, or (ii) retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU No. 2015-4, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year for all entities. Accordingly, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the timing of its adoption and the impact of adopting this guidance on its consolidated financial statements and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company elected to adopt ASU 2015-03 early, effective in the nine months ended September 30, 2015.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the nine months ended September 30, 2015.

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

NOTE 4—OTHER RECEIVABLES

At September 30, 2015 and December 31, 2014, the Company reported other receivables of $398,159 and $241,666, respectively, including an allowance for doubtful receivables of $17,199 and $1,513.

As of September 30, 2015, other receivables mainly included $314,772 as a collateral deposit to a guarantee service company for providing guarantee at the Company’s bank acceptance notes and $2,678 travel advances to its employees.

At December 31, 2014, the Company’s other receivables mainly included loans of $62,326 to two of its customers and $122,995 travel advances to its employees. The loans bear no interest and are not collateralized. Those loans were collected in January 2015.

NOTE 5—LOAN RECEIVABLES – RELATED PARTY

At September 30, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”), whose CEO and major shareholder has an indirect investment relationship with the Company.

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

NOTE 6—LONG-TERM PREPAID EXPENSES

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

Long-term prepaid expenses at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Prepaid rental expenses	$1,850,312	$1,915,211
Prepaid research expenses	1,573,861	1,629,062
Stock based compensation to employees	1,433,700	-
Less: Accumulated amortization	(1,685,501)	(711,277)
	$3,172,372	$2,832,996

Amortization expense for the three months ended September 30, 2015 and 2014 was $178,624 and $122,227, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $1,021,788 and $167,488, respectively.

The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter will be as follow.

Year	Amount
2015 (remaining)	$175,169
2016	$700,677
2017	$222,777
2018	$222,777
2019	$222,777
Thereafter	$1,628,195

NOTE 7—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2015	2014
Buildings	$35,365,779	$39,533,242
Vehicles	555,683	609,742
Office equipment	804,071	628,415
Production equipment	3,893,533	4,462,044
Research equipment	884,642	916,668
	41,503,708	46,150,111
Less: Accumulated depreciation	(10,341,641)	(9,624,942)
	$31,162,067	$36,525,169

a)
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,217,414 or RMB 7.5 million, and reported a loss of $787,964 from the transaction.

b)
Depreciation expense was $2,239,224 and $1,763,920 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, the depreciation expense was $901,055 and $818,581.

c)	Impairment charge

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6, 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $11,970 and $0 for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, the Company reported no impairment loss at its plant and equipment. The impairment charge represented the excess of the carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

NOTE 8—INTANGIBLE ASSETS

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

Intangible assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Land use rights	$1,668,577	$1,727,099
Distribution network	1,866,203	1,931,657
Patents	3,557,760	3,682,545
Others	8,232	7,933
Less: Accumulated amortization	(1,893,387)	(1,553,475)
	$5,207,385	$5,795,759

Amortization expense for the nine month periods ended September 30, 2015 and 2014 was $404,861 and $233,469, respectively. For the three months ended September 30, 2015 and 2014, the amortization expense was $100,004 and $159,381, respectively.

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

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2015 (remaining)	$145,969
2016	$583,873
2017	$582,718
2018	$582,227
2019	$582,227
Thereafter	$2,730,371

NOTE 9—SHORT-TERM LOANS

As of September 30, 2015 and December 31, 2014, the short-term loans are as follows:

	September 30, 2015	December 31, 2014
Loan payable to Hubei Zaoyang Rural Commercial Bank, annual interest rate of 9.9%, due by March 30, 2016, guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	$1,573,861	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	1,140,344
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	488,718
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, repaid by August 4, 2015, guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	-	781,950
	$1,573,861	$2,411,012

In the first quarter of 2014, the Company paid $40,572 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the nine months ended September 30, 2015. Amounts of $128,659 and $54,738 were recorded as interest expense for the nine months ended September 30, 2015 and 2014, respectively. During the third quarter of 2015 and 2014, the Company reported interest expense of $46,139 and $10,060, respectively.

NOTE 10—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2015 and December 31, 2014, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2015	December 31, 2014
Shanghai Pudong Development Bank, non-interest bearing, due January 15, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$1,573,861	$-
Shanghai Pudong Development Bank, non-interest bearing, due January 20, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,573,861	-
Shanghai Pudong Development Bank, non-interest bearing, due January 26, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,573,861	-
Shanghai Pudong Development Bank, non-interest bearing, due January 30, 2016, collateralized by 50% of restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,573,862	-
	$6,295,445	$-

In the first quarter of 2015, the Company paid $81,648 to a guarantee service provider for providing a guarantee of bank acceptance notes payable. The Company also made a cash deposit of $314,772 to the guarantee service provider as collateral to secure bank acceptance notes payable. The deposit was reported as part of other receivables.

NOTE 11—OTHER PAYABLES

Other payables at September 30, 2015 and December 31, 2014 were $2,540,418 and $2,991,109, respectively. Included in other payables as of September 30, 2015 and December 31, 2014 were deposit payables of $2,489,344 and $2,861,203 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

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

The amortization of deposit payables for the nine months ended September 30, 2015 and 2014 was $283,528 and $284,215. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2015	$378,037
2016	$378,037
2017	$378,037
2018	$378,037
2019	$378,037
Thereafter	$599,159

NOTE 12—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Due from related party

The amount due from related party was $0 and $78,195 as of September 30, 2015 and December 31, 2014, respectively. The amount due as of December 31, 2014 was a security deposit to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service for a bank loan of $781,950 from Wuhan Rural Commercial Bank which had been repaid on August 4, 2015. Wuhan Aoxin Investment and Guarantee Service Co., Ltd.’s shareholder has an indirect investment in the Company.

Loan receivable – related party

At September 30, 2015 and December 31, 2014, the Company reported loan receivables of $0 and $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has an indirect investment in the Company.

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

Accounts receivable – related party

As of September 30, 2015 and December 31, 2014, OV Orange reported accounts receivable of $0 and $19,875 from related parties, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”). Central Aoxin’s registered agent was Mr. Ping Wang, our former CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

Advances from customers – related party

As of September 30, 2015 and December 31, 2014, OV Orange reported an advance from customer of $58,070 and $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”). Central Aoxin’s registered agent was Mr. Ping Wang, our former CEO.

Other payable – related party

On October 10, 2013, Hang-ao entered into a purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao paid $4.7 million in 2013 and the office and apartment were transferred to the Company in 2014. As of September 30, 2015 and December 31, 2014, the Company reported an outstanding payable of $124,451 and $180,457, respectively. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is one of the Company’s shareholders.

Due to related party

The amount due to related party was $227,151 and $455,232 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company received advances of $227,151 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. As of December 31, 2014, the Company received advances of $48,926 from Ms. Hanying Li, and $406,306 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and due upon demand.

Revenues – related party

During the nine months ended September 30, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and recognized revenues of $25,306 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our former CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

Bank loan guaranteed by related party

Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $781,950 from Wuhan Rural Commercial Bank which had been repaid on August 4, 2015.

Issuance of common shares

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended.

NOTE 13—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares, $0.001 par value, and as of September 30, 2015 it had 33,203,000 shares issued and 33,183,000 shares outstanding. As of December 31, 2014, the Company had 32,373,000 shares issued and outstanding.

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

On March 24, 2014, the Company sold 3,000,000 common shares to Mr. Ping Wang, who had been appointed as Chairman of the board of directors and Chief Executive Officer of the Company on March 28, 2014, for $2 per share.

On April 10, 2014, the Company sold 2,600,000 common shares to Mr. Ping Wang, its former Chairman and CEO for a purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

On June 6, 2014, the Company sold 1,600,000 common shares to Mr. Houliang Yu, an independent third party, at $2.40 per share.

On July 15, 2014, the Company acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”) for consideration of $9 million, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of the Company.

On August 18, 2014, the Company sold to Hubei Aoxin Science and Technology Group Co., Ltd., 3,000,000 common shares for a purchase price of $7,200,000, or $2.40 per share. After giving effect to the sale, Hubei Aoxin Science and Technology Group Co., Ltd., owned approximately 11.90% of the Company’s outstanding common shares. As a condition of the sale, Hubei Aoxin Science and Technology Group Co., Ltd., agreed not to sell the shares for 12 months and thereafter at not less than $2.40 per share. Mr. Ping Wang, the Company’s former Chairman and CEO, is the Chairman and a principal shareholder of Hubei Aoxin Science and Technology Group Co., Ltd.

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

On November 28, 2014, the Company sold  4,600,000 common shares to independent third parties, Mr. Kai Xiao (1,500,000 shares), Mr. Wei Huang (1,500,000 shares), Mr. Yingjian Li (800,000 shares) and Mr. Ruinao Yang (800,000 shares) at $2.40 per share.

On December 16, 2014, the Company issued 10,000 common shares to its investor relations firm for its 2014 consulting services. The shares were valued at $18,700 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vest in December 2015, and 243,000 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. For the nine months ended September 30, 2015, the Company amortized $836,325

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$1.20	$0.56
Stock Price at Date of Grant	$2.00	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	105.24%	31.3%
Risk-Free Interest Rate	1.00%	1.40%

The following table summarizes the stock options and warrants outstanding as of September 30, 2015 and December 31, 2014 and the activity during the nine months ended September 30, 2015.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	70,000	$2.50	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(210,000)	7.21
Outstanding at September 30, 2015	70,000	$2.50	-	$-
Exercisable at September 30, 2015	23,000	$2.50	-	$-

The fair value of the director options and the placement agent warrants were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common shares at the grant date as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

The weighted average remaining contractual life for the option is 6 years. The market value of the Company’s common stock was $0.54 and $1.73 as of September 30, 2015 and December 31, 2014, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2015 and December 31, 2014 was $0.

NOTE 14—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,532,813 and $2,532,813 as of September 30, 2015 and December 31, 2014.

NOTE 15—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2015 and December 31, 2014, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers.

During the nine months ended September 30, 2015 and 2014, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 16—COMMITMENTS

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2015 and 2014 was $64,140 and $64,296, respectively. For the three month periods ended September 30, 2015 and 2014, net rental expense relating to the Company’s operating leases was $21,046 and $21,390, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2015 under all non-cancelable leases for years ending December 31:

Operating Leases
2015 (remaining)	$20,278
2016	$81,113
2017	$80,910
2018	$80,302
2019	$80,302
Thereafter	$1,461,733

NOTE 17—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance.

As of September 30, 2015, the Company has 4 operating segments, “Hog Farming,” “Retail,” “Servo” and “Security & Protection”. The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets. The Servo segment represents the Company’s operations in electro-hydraulic servo controls and the Security & Protection segment represents the Company’s operations in optical fiber hardware and software solutions.

The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended September 30, 2015 and 2014 is set forth below.

Three Months Ended September 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$8,865,574	$310,936	$72,400	$207,876	$9,456,786
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$8,865,574	$310,936	$72,400	$207,876	$9,456,786
Segment income (loss)	$955,986	$367,829	$(76,669)	$(170,502)	$1,076,644
Unallocated corporate loss					(219,397)
Income (loss) before income taxes					857,247
Income taxes					-
Net income (loss)					$857,247
Other segment information:
Depreciation and amortization	$706,941	$105,334	$88,654	$130,741	$1,031,670

Three Months Ended September 30, 2014	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$9,324,484	$244,975	$1,584,933	$321,865	$11,476,257
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$9,324,484	$244,975	$1,584,933	$321,865	$11,476,257
Segment income (loss)	$962,349	$(1,981)	$606,032	$525,945	$2,092,345
Unallocated corporate loss					(189,535)
Income (loss) before income taxes					1,902,810
Income taxes					-
Net Income (loss)					$1,902,810
Other segment information:
Depreciation and amortization	$855,301	$46,156	$62,187	$116,835	$1,080,479

Condensed financial information with respect to these reportable business segments for the nine months ended September 30, 2015 and 2014 is set forth below.

Nine Months Ended September 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$27,504,207	$1,112,219	$1,826,668	$974,192	$31,417,286
Segment revenues – related party	-	-	-	25,306	25,306
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$27,504,207	$1,112,219	$1,826,668	$999,498	$31,442,592
Segment income (loss)	$3,298,827	$(323,102)	$376,729	$(398,598)	$2,953,856
Unallocated corporate loss					(1,300,934)
Income (loss) before income taxes					1,652,922
Income taxes					88,130
Net income (loss)					$1,564,792
Other segment information:
Depreciation and amortization	$2,303,678	$300,564	$270,187	$398,782	$3,273,211

Nine Months Ended September 30, 2014	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Segment revenues	$26,456,089	$874,593	$1,584,933	$321,865	$29,237,480
Segment revenues – related party	-	-	-	-	-
Inter-segment revenues	-	-	-	-	-
Revenues from external customers	$26,456,089	$874,593	$1,584,933	$321,865	$29,237,480
Segment income (loss)	$2,036,308	$(17,717)	$606,032	$525,945	$3,150,568
Unallocated corporate loss					(455,137)
Income (loss) before income taxes					2,695,431
Income taxes					37,433
Net income (loss)					$2,732,864
Other segment information:
Depreciation and amortization	$2,475,949	$171,793	$62,187	$116,835	$2,826,764

As of September 30, 2015	Hog Farming	Retail	Servo	Security & Protection	Consolidated
Total segment assets	$93,427,898	$353,458	$8,387,742	$5,015,302	$107,184,400
Other unallocated corporate assets					500,346
					$107,684,746
Other segment information:
Expenditures for segment assets	$-	$2,771	$-	$11,485	$14,256

As of December 31, 2014
Total segment assets	$84,112,595	$602,337	$9,530,709	$9,131,129	$103,376,770
Other unallocated corporate assets					176,754
					$103,553,524
Other segment information:
Expenditures for segment assets	$8,606,643	$1,083,100	$6,594,555	$658,959	$16,943,257

Intangible assets by business segments were as follows:

	September 30, 2015
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,668,577	$-	$-	$1,668,577
Distribution network	-	1,866,203	-	1,866,203
Patents	-	-	3,557,760	3,557,760
Others	-	-	8,232	8,232
Less: accumulated amortization	(331,944)	(233,275)	(1,328,168)	(1,893,387)
Balance	$1,336,633	$1,632,928	$2,237,824	$5,207,385

	December 31, 2014
	Hog Farming	Retail	Security & Protection	Total
Land use rights	$1,727,099	$-	$-	$1,727,099
Distribution network	-	1,931,657	-	1,931,657
Patents	-	-	3,682,545	3,682,545
Others	-	-	7,933	7,933
Less: accumulated amortization	(304,869)	(144,874)	(1,103,732)	(1,553,475)
Balance	$1,422,230	$1,786,783	$2,586,746	$5,795,759

NOTE 18—SUBSEQUENT EVENTS

On September 21, 2015, the Company received a letter from The NASDAQ Stock Market notifying the Company that the minimum bid price of the Company’s common shares was below $1.00 per share for 30 consecutive business days and that the Company was therefore not in compliance with Marketplace Rule 5450(a)(1).

In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common shares meets or exceeds $1.00 per share for at least 10 consecutive business days by March 21, 2016.

If the Company does not regain compliance by March 21, 2016, NASDAQ will provide written notification to the Company that the common shares are subject to delisting. At that time, the Company may appeal the delisting determination to a NASDAQ Listing Qualifications Panel pursuant to applicable NASDAQ rules. Alternatively, NASDAQ Marketplace Rules may permit the Company to transfer the common shares to the NASDAQ Capital Market if the common shares satisfy all criteria for continued listing on such market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Should the NASDAQ Listings Qualifications Staff conclude that the Company will not be able to cure the deficiency, or should the Company determine not to submit a transfer application, NASDAQ will provide written notification to the Company that the common shares are subject to delisting.

The Company is evaluating available options to resolve the deficiency and regain compliance with the minimum bid price rule.

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

Overview

Since our initial public offering in 2010, we have been in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC. We also distribute specialty processed black hog products through supermarkets and the internet. In 2014, shortly after Mr. Ping Wang became our Chairman and Chief Executive Officer, we determined to diversify our operations by acquiring early stage technology based industrial companies. Pursuant to that plan, in July 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a company located in Xiangyang, Hubei Province, engaged in manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components; and in August 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a company located in Wuhan engaged in next-generation optical fiber hardware and software solutions for the security and protection industry.

On September 9, 2015, upon the resignation of Mr. Ping Wang from his positions, Mrs. Hanying Li was elected as our Chairman and Chief  Executive Officer. We have learned that at about the time of his resignation from our Company, Mr. Wang was criminally detained by the Economic Crime Investigation Police of Jiang’an District, Wuhan.   Mr. Wang is currently being detained by the Wuhan Public Security Bureau while the investigation into his alleged illegal activities proceeds.  Although we do not know what charges, if any, have been or will be brought against Mr. Wang, we believe that Mr. Wang has been detained because Hubei Aoxin Venture Capital Management Co., Ltd. (“Aoxin VC”) a company he served as Chairman, principal shareholder and legal person, and which was beneficially owned or controlled by him, is suspected of illegally taking deposits from the public in China.   Mr. Wang made his first investment in our Company in March 2014 at about which time he was appointed Chairman of our Company.  Since that time, Hubei Aoxin Science and Technology Group Co., Ltd., a company of which Mr. Wang was Chairman, CEO and a principal stockholder, and individuals introduced to us by Mr. Wang, including our Chief Financial Officer, Mr. Houliang Yu, have made substantial investments in our Company.

We do not know whether any of the individuals introduced to us by Mr. Wang who invested in our stock were involved in his alleged illegal activities. Management believes that our Company was not involved in any of the alleged illegal activities which led to Mr. Wang’s detention and based upon information concerning the matter known to it, has no reason to believe there will be any adverse impact on our Company.  Management intends, to the extent possible, to monitor the developments in the investigation into Mr. Wang’s activities and to consult with outside counsel to determine whether there is any risk to the Company.

As a result of the change in management, the Company is assessing whether to continue with the diversification program and, if so, which industries it will seek to enter. It is likely that for the immediate future the Company will focus its efforts on the hog farming industry with which Mrs. Li is familiar and related businesses such as meat processing and wholesale distribution of pork products.  As part of its reassessment of the Company’s diversification program, management has determined to seek to sell the interests it holds in both Hang-ao and OV Orange, neither of which has performed as anticipated when they were acquired.  In reading the discussion below, one should consider the impact it would have on our revenues, expenses and overall results if we were to sell Hang-ao or OV Orange.

We, acting through our wholly foreign-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd. (“WFOE”), have entered into an agreement to sell our 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million Yuan (or approximately $7,623,000). The buyer has paid WFOE RMB 4 million Yuan (or approximately $630,000) as an earnest money deposit. The sale is expected to close on or about December 15, 2015.

WFOE acquired the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares in July 2014. The acquisition agreement included a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers of Hang-ao to retain the 1,047,000 common shares of Aoxin Tianli which were deposited in escrow pending the attainment of the specified net income targets. The net income target for 2014 was achieved.  The escrow agreement will be terminated upon completion of the sale and the 1,047,000 shares will be retained by the sellers of Hang-ao.

We currently own and operate nine commercial hog farms in the Wuhan City area and one commercial hog farm in Enshi Autonomous Prefecture, Hubei Province. In addition, in cooperation with approximately 798 small third party family operated farms in Enshi Prefecture, we raise and distribute black hogs.  In addition, we distribute specialty black hog products through the internet and supermarkets, including Zhongbai, Xinyijia and Wushang Mart in the greater Wuhan City area.

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

The following factors, among others, affect the revenues and profits that we derive from our operations. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business,” included in the Company’s Annual Report on Form 10-K. for the fiscal year ended December 31, 2014.

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

Revenues resulting from sales by our servo and security & protection segment. Sales of electro-hydraulic servo devices and optical fiber hardware and software solutions for the security and protection industry are sensitive to the overall health of the Chinese economy.  Electro-hydraulic servo devices have a wide variety of industrial uses. Nevertheless, the market for these devices is highly competitive and driven by quality and cost concerns.  When the Chinese economy is expanding, demand for these devices is relatively high as new factories and other facilities are built.  If the economy slows, demand can decrease and price competition may become intense.  The market for hardware and software solutions for the security industry is highly competitive and driven by performance and price.  These products are marketed to both businesses and individuals.  Thus, consumer confidence and the state of the economy generally can both have an impact on revenues is also impacted by the state of the economy. Should we sell either Hang-ao or OV Orange, we will no longer derive revenues from the entity sold.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2015	2014	Net Change	Change
Revenues	$9,456,786	$11,476,257	$(2,019,471)	(17.6%)
Cost of goods sold	6,428,629	8,843,378	(2,414,749)	(27.3%)
Gross profit	3,028,157	2,632,879	395,278	15.0%
Selling, general and administrative expenses	1,429,260	1,069,995	359,265	33.6%
Income from operations	1,598,897	1,562,884	36,013	2.3%
Interest expense, net	(4,204)	(188,571)	184,367	(97.8%)
Subsidy income	44,573	449,075	(404,502)	(90.0%)
Loss from disposal of farms	(787,964)	-	(787,964)	n/a
Gain from disposal of construction in progress	4,302	-	4,302	n/a
Other expenses, net	1,643	79,422	(77,779)	(97.9%)
Total other income (expense)	(741,650)	339,926	(1,081,576)	(318.2%)
Income before income taxes	857,247	1,902,810	(1,045,563)	(55.0%)
Income taxes	-	-	-	n/a
Net income	$857,247	$1,902,810	$(1,045,563)	(55.0%)

The following table sets forth information as to the gross margin for our four business segments for the three months ended September 30, 2015 and 2014 (dollars in thousands).

	For the Three Months Ended September 30, 2015
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$8,866	$311	$72	$208	$9,457
Cost of goods sold	$6,101	$222	$26	$79	$6,429
Gross profit (loss)	$2,764	$89	$46	$129	$3,028
Gross margin %	31%	28%	64%	62%	32%

	For the Three Months Ended September 30, 2014
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$9,324	$245	$1,585	$322	$11,476
Cost of goods sold	$7,638	$207	$923	$75	$8,843
Gross profit	$1,686	$38	$672	$237	$2,633
Gross margin %	18%	16%	42%	73%	23%

Revenues. For the three months ended September 30, 2015, we had revenues of $9,456,786, compared to revenues of $11,476,257 for the same period of 2014. Our revenues decreased by $2,019,471 or approximately 17.6%. This reduction in revenues reflects the impact from the sale of 2 hog farms in the third quarter of 2015 and the closure of another farm in 2014.  Although we sold fewer hogs during the third quarter of 2015, the adverse effect was partly offset by the improved hog selling prices.

Because our hog segment represents such a large portion of our overall revenues, there is set forth below information regarding sales of hog products for the three months ended September 30, 2015 and 2014.

Sales of Hogs by Products

	Three Months Ended September 30,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	6,078	$276	$1,677,034	7,126	$259	$1,844,085
Market Hogs – regular hogs	16,830	$247	4,154,332	20,696	$205	4,246,077
Market Hogs – black hogs	13,357	$227	3,034,208	14,325	$226	3,234,322

Total	36,265	$244	$8,865,574	42,147	$221	$9,324,484

	Three Months Ended September 30,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	56,195	$6	$310,936	52,750	$5	$244,975
Total	56,195	$6	$310,936	52,750	$5	$244,975

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” decreased 15% and 19% in the year over year period. As the average price per hog increased 7% and 20%, respectively, our revenues from sale of regular hogs decreased $258,796.  As also can be seen from the above, during the three months ended September 30, 2015 the number of black hogs sold decreased from the number sold in 2014, primarily as a result of decreased production by the independent farmers in our black hog program.  We anticipate that as the production of these farmers reaches capacity, the number of black hogs we will have available for sale will level off.  Since the average selling price per black hog was consistent year over year, our revenues from sale of black hogs decreased 6%.

During the three months ended September 30, 2015, 56,195 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a substantial increase over the comparable period of the prior year.   This increase in volume coupled with an increase in the price received for our specialty pork products resulted in a 27% year over year increase in our revenues.

During the third quarter of 2015, our Servo segment contributed $72,399 to our revenue, $55,258 from selling electro-hydraulic servo devices and relevant components and $17,141 from providing maintenance services to customers. This represented a significant decrease from the revenues generated in this segment in the comparable period of 2014.

During the third quarter of 2015, our Security & Protection segment contributed $207,877 to our revenue all from the sale of optical fiber invasion alarm systems Though this represents a decrease from the revenues of this segment in the third quarter of 2014, given the low volume of sales in this segment relative to our other segments, it did not have a significant impact on our results.

Cost of goods sold. For the third quarter of 2015, cost of goods sold was $6,428,629 as compared to $8,843,378 for the same period of 2014, a decrease of $2,414,749, or 27.3%. Cost of goods sold related to Hog Farming was $6,101,499 for the third quarter of 2015 as compared to $7,638,219 for the third quarter of 2014. Cost of goods sold for our Retail segment was $222,416 for 2015 and $206,727 for 2014. Cost of goods sold related to our Servo segment and our Security & Protection segment were $25,929 and $78,785 during the three months ended September 30, 2015. The major reasons for the decrease in our cost of goods sold were that 1) we sold less hogs during the period as a result of the reduction in the number of farms we operate, and 2) a decrease in the price of feed. Corn is a major component of our feed and the market price of corn has fallen approximately 30% since July 2015. As a result of the decrease in the prices of components included in cost of goods sold and a reduction in the volume of supplies used due to the reduction in the number of farms we operate, our cost of goods sold decreased 27.3% while our revenues decreased only 17.6%.

Profit Margins. Our gross margin increased to 32% in the third quarter of 2015 from 23% in 2014. Our gross profit was $3,028,000 for 2015 as compared to $2,633,000 for 2014. This increase in our gross profit reflects the contribution of increased selling prices for our regular hogs, including market hogs and breeder hogs, and the decrease in the price of our feed cost, in particular corn.

Our gross margins from our Hog Farming and Retail segments were 31% and 28%, respectively, in 2015 as compared 18% and 16% in 2014. The improvement in our gross margin in our Hog Farming and Retail segments was primarily the result of increased hog selling prices and the increased volume in our Retail segment.  Our gross margin from our Servo and Security & Protection segments were 64% and 62%, respectively. Both segments have short operating histories and hold certain key technologies which enabled them to maintain their margins despite the decrease in the volume of sales.

Expenses. Selling, general and administrative expenses increased by $359,265 in the third quarter of 2015 as compared to the same period in 2014. The increase was primarily caused by a decision of the Security & Protection segment to increase spending on research activities resulting in an increase of $150,000 in its administrative expense and a grant of stock to key employees which generated non-cash compensation expense of approximately $120,000.

Net Other Income (Expense). Net other income decreased from $339,926 for the three months ended September 30, 2014 to net other expenses of ($741,650) for the three months ended September 30, 2015, a decrease of $1,082,000, which was primarily due to the one-time loss from the disposal of our farms and a reduction in  subsidy income received from the government.

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

Net Income. Our net income for the three months ended September 30, 2015 and 2014 was $857,247 and $1,902,810, respectively. The decrease of $1,045,563 was primarily the result of the one-time loss from the disposal of our 2 hog farms and a reduction in government subsidies.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2015	2014	Net Change	Change
Revenues	$31,442,592	$29,237,480	$2,205,112	7.5%
Cost of goods sold	23,683,594	24,551,822	(868,228)	(3.5%)
Gross profit	7,758,998	4,685,658	3,073,340	65.6%
Selling, general and administrative expenses	5,300,564	3,078,302	2,222,262	72.2%
Income (loss) from operations	2,458,434	1,607,356	851,078	53.0%
Interest expense, net	(11,770)	(417,386)	405,616	(97.1%)
Subsidy income	44,573	468,620	(424,047)	(90.5%)
Relocation compensation from farm shutdown	-	987,057	(987,057)	(100.0%)
Loss from disposal of farms	(787,964)	-	(787,964)	n/a
Gain from disposal of construction in progress	4,302	-	4,302	n/a
Other expenses, net	(54,653)	87,535	(142,188)	(162.4%)

Total other income (expense)	(805,512)	1,125,826	(1,931,338)	(171.6%)
Income (loss) before income taxes	1,652,792	2,733,182	(1,080,260)	(39.5%)
Income taxes	88,130	37,751	50,379	133.5%
Net income (loss)	$1,564,792	$2,695,431	$(1,130,639)	(42.0%)

The following table sets forth information as to the gross margin for our four business segments for the nine months ended September 30, 2015 and 2014 (dollars in thousands).

	For the Nine Months Ended September 30, 2015
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$27,504	$1,112	$1,827	$1,000	$31,443
Cost of goods sold	$21,351	$833	$1,048	$452	$23,684
Gross profit (loss)	$6,153	$279	$779	$548	$7,759
Gross margin %	22%	25%	43%	55%	25%

	For the Nine Months Ended September 30, 2014
	Hog Farming	Retail	Servo	Security & Protection	Total
Revenues	$26,456	$875	$1,585	$322	$29,238
Cost of goods sold	$22,924	$630	$923	$75	$24,552
Gross profit	$3,532	$245	$672	$237	$4,686
Gross margin %	13%	28%	42%	73%	16%

Revenues. For the nine months ended September 30, 2015, we had revenues of $31,442,592, compared to revenues of $29,237,480 for the same period of 2014. Our revenues increased by $2,205,112 or approximately 7.5%. This growth in revenues reflects contributions from our Servo and Security & Protection segments which were acquired in the second half of 2014 and contributed an aggregate increase of $0.9 million to our revenues as well as growth in our Hog Farming and Retail segments where revenues increased by approximately $1,000,000 and $238,000 year over year.

Because our hog segment represents such a large portion of our overall revenues, there is set forth below information regarding sales of hog products for the nine months ended September 30, 2015 and 2014.

Sales of Hogs by Products

	Nine Months Ended September 30,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	20,452	$270	$5,513,528	21,133	$264	$5,574,850
Market Hogs – regular hogs	58,829	$209	12,314,415	63,492	$193	12,227,382
Market Hogs – black hogs	43,570	$222	9,676,264	39,180	$221	8,653,857

Total	122,851	$224	$27,504,207	123,805	$214	$26,456,089

	Nine Months Ended September 30,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	238,282	$5	$1,112,219	181,802	$5	$874,593
Total	238,282	$5	$1,112,219	181,802	$5	$874,593

As can be seen from the above, the number of “regular” hogs sold, whether as market or breeder hogs, decreased slightly (6.7%) in the year over year period. As the average price per hog increased slightly, our revenues from sale of regular hogs stayed flat. As also can be seen from the above, the number of black hogs sold increased 11%, primarily as a result of increased production by the independent farmers in our black hog program.  We anticipate that as the production of these farmers reaches capacity, the number of black hogs available for sale will no longer increase and sales will be more a function of market conditions, not our capacity.  Since the average selling price per black hog stayed consistent year over year, our revenues from sale of black hogs increased 12% or $1.0 million.

During the nine months ended September 30, 2015, 238,282 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a substantial increase over the comparable period of the prior year.  As the average price received for our specialty black hog meat remained consistent, although our revenues grew, the contribution to our gross margin percentage did not increase proportionately.

During the nine months of 2015, our servo segment contributed $1,826,668 to our revenue, $1,440,402 from selling electro-hydraulic servo devices and relevant components and $386,266 from providing maintenance services to customers.

During the nine months ended September 30, 2015, our security & protection segment contributed $999,498 to our revenue, $583,943 from selling optical fiber invasion alarm systems and $415,555 from selling education devices and providing relevant technical support.

Cost of goods sold. For the nine months of 2015, cost of goods sold was $23,683,594 as compared to $24,551,822 for the same period of 2014, a decrease of $868,228, or 3.5%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased $1,573,000, partially offset by a $377,000 increase in the cost of goods sold in our Security & Protection segment. Cost of goods sold related to the Servo segment were relatively stable year over year, while the cost of goods sold for our Retail segment increased approximately $203,000 reflecting the growth in the volume of products sold.

Profit Margins. Our gross margin increased to 25% in the nine months ended September 30, 2015 from 16% in 2014. Our gross profit was $7,758,998 for 2015 as compared to $4,685,658 for 2014. This increase in our gross profit reflected an increase in gross profit of $2.6 million at our Hog Farming segment and a contributions to gross profit of $0.3 million from our Security & Protection segment.

Our gross margin from our Hog Farming and Retail segments were 22% and 25%, respectively, in the first three quarters of 2015 as compared to 13% and 28% in 2014.  The improvement in our gross profit from our Hog Farming segment was primarily the result of increased hog prices.  Our gross margin in our Servo and Security & Protection segments were 43% and 55%, respectively.

Expenses. Selling, general and administrative expenses increased by $2,222,262 in the first nine months of 2015 as compared to the same period in 2014. The increase was primarily the result of our new operating segments which generated expenses of $0.3 million (Servo) and $0.7 million (Security & Protection), and a grant of stock to key employees which generated non-cash compensation expense.

Net Other Income (Expense). Net other income (expense) decreased from $1,125,826 for the nine months ended September 30, 2014 to net other expense of ($805,512) for the same period in 2015, a decrease of $1,931,338, which was primarily due to the receipt of compensation in 2014 as a result of the shutdown of our Caidian farm and a loss on the sale  of 2 hog farms in 2015.

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

Net Income. Our net income (loss) for the nine months ended September 30, 2015 and 2014 was $1,564,792 and $2,695,431, respectively. The decrease of $1,130,639 was primarily the result of improved gross profits of $3.1 million, offset by increased operating expenses of $2,222,262, and a decrease in other income as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2015 our working capital was $53,659,012 as compared to $47,523,835 at December 31, 2014. These funds are deposited in financial institutions located as follows:

	September 30, 2015		December 31, 2014
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	49,706,445	100%	39,123,869	100%
	$49,706,445	100%	$39,123,869	100%

As of September 30, 2015, we had cash of $49,882,630 and working capital of   $53,659,012.

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$13,676,853	$7,940,155
Net cash provided by (used in) investing activities	2,780,201	(7,242,251)
Net cash provided by (used in) financing activities	(4,138,341)	23,712,499
Exchange rate effect on cash	(1,559,952)	39,960
Net cash inflow	$10.758,761	$24,450,363

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2015 totaled $13,676,853. Cash flow pertaining to operating activities benefited from depreciation and amortization of $2,843,624, amortization of prepaid expenses and long-term prepaid expenses of $237,000 and $1,021,788, a non-cash bad debt expense of $147,881, a non-cash loss of $787,964 from the disposal of 2 of our farms, a decrease in accounts receivable of $1 million, a reduction of $6 million in inventories, and a reduction in advances to suppliers of $0.8 million, which were partially offset by an increase of $0.2 million in other receivables and repayments of $0.6 million of accounts payable.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 totaled $2,780,201. This amount principally reflects a collection of $1,623,219 from related party loans and proceeds of $1,217,414 received from disposal of 2 of our farms.

Net cash used in investing activities for the nine months ended September 30, 2014 totaled $7,242,251. This included $1,083,100 paid for the purchase of a 40% interest in one of our subsidiaries, Tianzhili, a cash payment of $6,100,219 for the Hang-ao acquisition, and $58,932 in equipment investment.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2015, we used net cash of $4,138,341 in financing activities. This mainly reflects an increase in cash deposits of $3,246,437 in a bank for our bank acceptance notes payable and a repayment of $2,402,363 of short-term loans which was partly offset by proceeds of $1,623,219 received from a new loan.

For the nine months ended September 30, 2014, we had net cash provided by financing activities of $23,712,499. This included proceeds of $22.76 million from the sale of 10.2 million shares to our former Chairman and CEO, Mr. Ping Wang, and a related party, Hubei Aoxin Science and Technology Group Co., Ltd., and proceeds from renewed short-term loans of $2,408,188. These favorable factors were partially offset by the repayment of $2,082,757 in short-term loans.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$1,574	$1,574	$-	$-	$-
Bank acceptance notes payable	6,295	6,295	-	-	-
	$7,869	$7,869	$-	$-	$-

Bank loans consist of short term bank loans. Historically, we have refinanced these bank loans for additional one year terms and we expect to continue to refinance these loans upon expiration.

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

Inventories

Inventories, consisting principally of our hogs held for sale, are stated at the lower of cost, as determined by the weighted-average method, or market. We compare the cost of inventories with the market value, and allowance is made for writing down inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance. The price of hogs could fluctuate upward or downward.  If prices were to decrease below the amounts we use in determining the carrying value of our inventory, any profit we might achieve on the sale of our inventories would be less than anticipated. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Construction in Progress

Construction in progress consists of amounts expended for building construction of new breeding and animal rearing facilities. Once construction of a building is completed and the facilities are approved for breeding and animal rearing activity, and have been put into use, the construction in progress assets are categorized as buildings and production equipment and accounted for in plant and equipment, whereupon they are depreciated over their estimated useful lives.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed this Report as well as those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 18, 2015 which are incorporated by reference into this report.

Our business is located in China and subject to economic, political and legal developments in China. The authorities in China have announced a crackdown on wasteful spending and illegal activities particularly in the financial industry.  The authorities in China have tremendous leeway in determining who to arrest and what actions to take as part of this crackdown.  Management has no reason to believe that any of our personnel other than Mr. Wang will be arrested as part of this crackdown and that there will be any other adverse impact on our Company as a result of this crackdown and the allegedly illegal activities of Mr. Wang.  Nevertheless, there can be no assurance that our Company will not be adversely impacted by the crackdown or the investigation into the activities of Mr. Wang.

Our common shares may be delisted from the NASDAQ Capital Market if we fail to satisfy the Minimum Bid Price Requirement by March 21, 2016, in which case our shareholders could find it difficult to sell our shares.

Our common shares are listed on the NASDAQ Capital Market. The NASDAQ Capital Market requires companies to fulfill specific requirements in order for their shares to continue to be listed.

On September 21, 2015, we received a letter from The NASDAQ Stock Market notifying us that the minimum bid price of our common shares was below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with Marketplace Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common shares meet or exceeds $1.00 per share for at least 10 consecutive days by March 21, 2016.

The notification letter states that if we choose to implement a reverse stock split to achieve compliance, we must complete the split no later than ten business days prior to March 21, 2016.

If we do not regain compliance by March 21, 2016,  we  may be  eligible  for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, the Staff of NASDAQ will inform us that we have been granted an additional 180 calendar days. However, if it appears to the Staff of NASDAQ that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff of NASDAQ will provide notice to us advising that our common shares will be subject to delisting.

We are evaluating available options to resolve the deficiency and regain compliance with the Minimum Bid Price Rule.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

10.1	Translation of Equity Transfer Agreement with respect to the sale of 88% equity interest in Hango-ao.

10.2	Translation of the agreement with respect to 1,047,000 common shares of Aoxin Tianli held in escrow.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aoxin Tianli Group, Inc.

November 13, 2015	By:	/s/ Hanying Li
Hanying Li Chief Executive Officer (Principal Executive Officer)

November 13, 2015	By:	/s/ Houliang Yu
Houliang Yu Chief Financial Officer (Principal Financial and Accounting Officer)