Form 10-K
period 2015-12-31
AOXIN TIANLI GROUP, INC.
filed 2016-03-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $11,089,440, based upon a closing price of $1.36 per common share on June 30, 2015.

At March 14, 2016, the registrant had outstanding 33,183,000 common shares.

Documents incorporated by reference:  Not Applicable.

Form 10-K
Aoxin Tianli Group, Inc.

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements, and include, but are not limited to our ability to complete product orders, expand and grow distribution channels, political and economic factors in the People’s republic of China, our ability to identify attractive acquisition candidates as part of our diversification strategy, dependence upon a limited number of large customers and other factors identified in this report.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Contents

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Aoxin Tianli Group, Inc. (“Aoxin Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.., a Chinese limited liability company (“WFOE”); Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”)wholly-owned by WFOE; Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company wholly-owned by Fengze (“Tianzhili”), and its affiliated companies, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd., a Chinese limited liability company (“Hang-ao”) and  Wuhan Optical Valley Orange Technology Co., Ltd.,  a corporation organized under the laws of the People’s Republic of China (“OV Orange”);

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

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2015 at RMB 6.4917 to $1.00 as compared to RMB 6.1385 to $1.00 at December 31, 2014. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2015 and the year ended December 31, 2014 were RMB 6.2288 and RMB 6.1432, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

Contents

Part I

Item 1. Business

Our Company

Since July 2014, we were a diversified company engaged in hog farming, the manufacture and marketing of electro-hydraulic servo-valves and the development of optical fiber hardware and software solutions for the security and protection industry. However, in the fourth quarter of 2015, management decided to focus on our hog farming operations and sell our operations in electro-hydraulic servo-valves and optical fiber based security & protection conducted through our 2 subsidiaries, Hang-ao and OV Orange, respectively. Before the end of 2015, we had disposed of our optical fiber based security & protection business (OV Orange) and restructured our electro-hydraulic servo-valves business (Hang-ao) into discontinued operations.

Prior to July 2014, we were engaged exclusively in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC. We also distributed specialty processed black hog products under our self-developed trademark Xiduhei, through supermarkets and to restaurants, hotels and other outlets, and sold specialty processed black hog meat through the internet. We conduct our hog breeding operations through Wuhan Fengze Agricultural Science and Technology Development Co., Ltd. (“Fengze”), a wholly-owned subsidiary of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., our wholly foreign-owned enterprise, or WFOE, and its subsidiaries, Hubei Tianzhili Breeder Hog Co., Ltd. (“Tianzhili”), and Hefeng. Our efforts are focused on growing healthy, hearty hogs, including regular hogs and black hogs, for sale for breeding and meat purposes.

During 2014, Fengze owned and operated nine commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, one of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it distributes black hog meat products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other outlets in the greater Wuhan City area.

Prior to June 20, 2014, we controlled and consolidated the operations of Fengze through a series of contractual agreements as a variable interest entity or VIE.

On June 6, 2014, WFOE entered into a share purchase agreement with the principal stockholders of Fengze whereby WFOE acquired 100% of the equity of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effective by the Wuhan Administrator for Industry & Commerce. WFOE acquired Fengze and became the holder of 100% of the equity interest of Fengze, and Fengze effectively became the wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former principal stockholders entered into an agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009, pursuant to which WFOE previously controlled Fengze. For a description of these agreements, see “Item 13 -Certain Relationships and Related Transactions.”

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash. Since Aoxin Tianli acquired Hang-ao, Hang-ao reported net income of $1,015,128 for its operations in 2014. For the year ended December 31, 2015, Hang-ao reported a net loss of $287,609. According to the earn out payment term in Hang-ao’s acquisition agreement dated July 15, 2014, if Hang-ao incurred a net loss during any of 2014, 2015 or 2016, part of the acquisition consideration, 1,047,000 Aoxin Tianli common shares, will be fully cancelled. As a result of Hang-ao’s 2015 net loss from its operations, the 1,047,000 common shares of Aoxin Tianli may be cancelled by the Company.

Contents

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

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 806,000 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares but no additional consideration will be given to him.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Ping Wang, the Company’s former Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the Stock Purchase Agreement and its purchase from the Company of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 14.68% of the Company’s outstanding common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

As mentioned above, we determined to sell Hang-ao and OV Orange during the fourth quarter of 2015. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sale of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking for other opportunities to sell its equity in Hang-ao As a consequence of the sale of OV Orange and our intention to sell Hang-ao, the results of operations of Hang-ao and OV Orange were reflected as discontinued operations in our consolidated financial statements.

Contents

Corporate Information

Our principal executive office is located at Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and our Fax number is (+86) 27 8274 1687. Our website address is www.aoxintianli-china.com.

Our Corporate Structure

Aoxin Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Aoxin Tianli owns all of the outstanding capital stock of HC Shengyuan Limited (“HCS”), which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., or WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China. Fengze owns 100% of the equity interests of Tianzhili. Hefeng was incorporated in 2013 as a domestic limited liability company in China and a wholly owned subsidiary of Tianzhili. Hefeng was dissolved in 2014.

In 2014, we completed two acquisitions to diversify our business operations. As a result, we became the holder of 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd.’s equity interest (“Hang-ao.”) and 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”).

Hang-ao is a Chinese limited liability company located in Xiangyang, Hubei Province. Hang-ao owned all of the outstanding capital of, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”). On November 10, 2014, we sold 100% of Sanqiang’s equity interest to Mr. Fawei Qiu for $3,906,759 in cash. In the fourth quarter of 2015, we determined to focus on our hog farming business and looking for selling our 88% of the equity interest of Hang-ao. As the date of this report, we had not located any buyer yet.

Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation organized under the laws of the People’s Republic of China and located in Wuhan, Hubei Province, was sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Orange Optical Networking.”) On November 10, 2014, we sold Orange Optical Networking to Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, our former Chairman and CEO, for $162,906 in cash. On December 29, 2015, we sold OV Orange to Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu (former shareholders of OV Orange), for $7,317,036.

Contents

Our current corporate structure is as follows:

Hog Farming Business

Fengze entered the hog breeding and production business in 2005 when it built its first hog farm. Fengze now currently owns and operates seven commercial farms in Wuhan and one farm in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province. Our farms, in the aggregate, have an annual production capacity of approximately 130,000 hogs. We conduct genetic, breeding and nutrition research to improve our hog production capabilities. Our animal nutrition research consists of the development of a premix we feed our hogs. In coordination with a local institute, we developed this product to improve our feed to meat conversion ratio, thus reducing our feed costs, and to improve the health of our hogs.

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

Contents

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

Contents

Wuhan City’s government was one of the first local governments to provide economic incentives to hog farms that reached certain production levels. Farms located within Wuhan Area that reach an annual production capacity of 10,000 hogs are eligible for a one-time grant of RMB 1.5 million (approximately $230,000). When a farm reaches an annual capacity of 20,000 hogs, it is eligible for a grant of RMB 3 million (approximately $460,000), less any grant it received when its capacity reached 10,000 hogs.

Breeder Hogs and Market Hogs

We utilize a variety of purebred hogs at our farms. The primary purebred varieties that we utilize are the Yorkshire, Landrace and Duroc. We breed both purebred and cross-bred hogs in order to attain what we feel are the most desirable traits in the hogs produced in our farms.

In 2015 and 2014, 19% of our hog revenues were derived from regular breeder hog sales, 43% were from regular market hog sales. In 2015, we generated 32%, 2%, and 4% of our revenues from black market hogs, black breeder hogs, and processed black pork products. In 2014, 33%, 2%, and 3% of our revenues were from black market hogs, black breeder hogs, and processed black pork products. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weigh about 220 – 240 pounds.

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

We seek to avoid the use of what we view as excessive amounts of antibiotics in our hogs. After years of research and development in cooperation with our consultant, Professor Ming Li of Central China Normal University, we have developed our own premix, which we use instead of commercially available biofeed premixes. Our premix contains no antibiotics and, according to testing by Hubei Province Import and Export Commodity Inspection and Quarantine Bureau, our pork products test negative for drug residues and meet the industry limits for heavy metals.

Contents

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

Our Retailing Efforts

Starting in 2013, we expanded our operations to include retail sales of our boxed fresh black hog meat through facilities we maintain at supermarkets and to hotels, restaurants and other retailers.  More recently we initiated sales of specialty processed black hog meat through the internet. We sell our products under our “Xiduhei” trademark through more than 8 supermarkets in Wuhan City and over 4 direct sale outlets. As of December 31, 2015 and 2014, our sales and marketing force consisted of approximately 38 and 60 employees in Wuhan City. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

Our Hog Farms

Fengze built its first hog farm in 2005. At present, we, through Fengze, operate five hog farms with an annual capacity of 20,000 hogs each and three hog farms with an annual capacity of 10,000 hogs each.

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

Servo-Valves Business

We operate our electro-hydraulic servo-valves business through our 88% owned subsidiary, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), which we acquired in July 2014. Hang-ao, established in January 2013, is the largest privately-owned electro-hydraulic servo-valve manufacturer in Hubei Province. Electro-hydraulic servo-valves are extensively used in metallurgical machinery, engineering machinery, aviation, numerically-controlled machine tools, thermal power, military projects, petrochemical engineering, plastic products, experimental apparatus and other critical performance devices. In the fourth quarter of 2015, we determined to focus our resources on the development of our operations in the hog farming industry. Consequently, we sought to sell Hang-ao and OV Orange. On November 13, 2015, the Company entered into an equity transfer agreement for the sale of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million). On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties.

Contents

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

Customers

Our main customers for breeder hogs consist of farmers who purchase for their own accounts and brokers who sell the hogs to other hog farms and our main customers for market hogs include slaughterhouses and brokers who sell the hogs to slaughterhouses. In 2015 and 2014, none of our customers accounted for more than 10% of our total revenues or segment revenues.

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

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 33% and 39% of our inventory purchases for our hog businesses in 2015 and 2014, respectively. Purchases from Wuhan Jintudi Feed Co. (“Jintudi”), Ltd. and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2015 accounted for 7% and 10%, respectively, of our inventory purchases, as compared to 7% and 14%, respectively, of our 2014 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 36% and 23% of our inventory purchases during 2015 and 2014, respectively.

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Jintudi, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Contents

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2015, our research and development team consisted of 33 employees who also participate in general administrative functions. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2015 and 2014, we spent $61,552 and $65,465, respectively, on research and development activities.

Competition

We compete based on the price and quality of our products, especially as it pertains to breeder hogs

We believe that Wuhan has 75 farms with annual production capacities of at least 10,000 hogs and, of these, 21 farms have annual production capacities of at least 20,000 hogs. Inclusive of the farms in Wuhan, we believe that Hubei province has approximately 439 hog farms with annual production capacities of 10,000 or more hogs. We believe our annual capacity of approximately 130,000 hogs and our black hog production program makes us one of Hubei province’s largest hog farming companies.

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

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industries to encourage the development of agricultural and high technology businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. Both Fengze and WFOE were exempted from income taxes for 2015 and prior years.

The PRC government authorities may reduce or eliminate these incentives through new legislation or other regulatory actions at any time in the future. In the event that we are no longer exempt from income taxation, our applicable tax rate would increase from 0% to up to 25%, the standard business income tax rate in the PRC.

Contents

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterpart is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be valid. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making loans to our subsidiaries.

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

New M & A Regulations and Overseas Listings. On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, CSRC and SAFE, jointly issued Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. This New M&A Rule, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Contents

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

Contents

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

We hold 7 Chinese patents through our 88% owned subsidiary, Hang-ao (Patent Nos. ZL 2011 2 0360507.X, ZL 2012 2 0361072.0 and ZL 2012 2 0360508.4 were issued on May 30, 2012; Patent Nos. ZL 2011 2 0360512.0, ZL 2011 2 0360511.6 and ZL 2011 2 0360510.1 were issued on May 23, 2012 and Patent No. ZL 2011 2 0301607.5 was issued on April 25, 2012.) These patents cover innovative production techniques and were issued by the State Intellectual Property Office of the People’s Republic of China. Under the PRC patent laws, the patents give us the exclusive right to use the patented process or product for a period of ten years.

Business Trade Secrets. We have not applied for any patent protection for our premix; however, we rely on Chinese business secret laws to protect our interest in this premix.

Our premix was developed in conjunction with Professor Ming Li of China Central Normal University. In return for providing financial and other support to Professor Li’s research, Professor Li assigned the rights to the results of his research and development (specifically, the premix) to us. In connection with this assignment, Professor Li agreed to protect the secrecy of our premix formula and to indemnify us against any damages caused if he discloses that information to third parties.

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

Contents

Employees

As of March 18, 2016 we had approximately 310 employees, all of whom were based in China. Of these employees, 29 were in management and administration in our headquarters.

Hog Farming Segment

As of March 18, 2016 we had approximately 233 employees in our hog farming operations; 8 were farm managers, 13 served as deputy farm managers, 32 were in technical support (including the research and development staff, and veterinarians located on the farms), and 180 were in farming and sales.

Retail Segment

As of March 18, 2016 we had approximately 38 employees in our black hog retail operations. Of these employees, 3 were in management and administration and 35 were in sales.

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

Contents

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

Contents

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

Contents

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our Chairman and Chief Executive Officer, Ms. Hanying Li, and our Chief Financial Officer, Mr. Houliang Yu, to manage our operations.

We also depend on our key research and development personnel for the development of new breeding, nutrition and farming technologies. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of the services of one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

Contents

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

Contents

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

Intangible assets are a substantial portion of our assets. At December 31, 2015, intangible assets were $2.8 million of our total assets of $108 million. Our intangible assets may increase in the future since our strategy includes growth through acquisitions. We may have to write off all or part of intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. Among other adverse impacts, this could result in our inability to refinance or renegotiate the terms of our bank indebtedness. In 2015, we took no impairment charge in our intangible assets.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring other hog farms or developing a pork processing business. In addition, the operation of our Hog Farming and Retail businesses may require a significant cash investment to finance purchases of inventories we intend to sell. We may need to raise additional financing to implement our expansion strategy to acquire other companies and finance the operations of our existing businesses. We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

As part of our growth strategy, we have acquired assets within the PRC. If any of our acquisitions are found not to comply with applicable laws or regulations, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements.

We expect to continue to expand our operations in the PRC through identifying and acquiring hog farms or pork processing businesses with complementary products and services and have in recent years completed several farm acquisitions and acquisitions of new subsidiaries. While we believe that each of these acquisitions complied with all PRC laws and regulations, the regulatory environment that governs transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. If any of the acquisitions we completed were reviewed by a PRC regulator, it is possible that we may be required to demonstrate how the transaction complied with applicable PRC laws. This could require us to expend resources that would otherwise be used to manage our company. Further, if regulators determine that any of our transactions did not comply with applicable regulations, we may be required to renegotiate or revise the terms of the acquisition with the counterparties to the affected transaction. If such a scenario were to occur, we cannot be sure that our efforts to meet the regulator’s requirements would be successful, or that such efforts would not have an adverse effect on our operations.

Contents

Additionally, there can be no assurance that we will be able to find suitable businesses to purchase or to acquire such businesses. In addition, there is no assurance that we will be able to avoid acquiring or assuming unexpected liabilities, that we will be able to integrate successfully any businesses that it purchases into its existing business or that any acquired businesses will be profitable. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. If we are unable to avoid these risks, the results of operations and financial condition could be materially adversely affected.

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

Contents

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

Contents

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

The PRC government has provided tax incentives and subsidies to domestic companies in our industries to encourage the development of agricultural businesses in China. We have received business tax exemptions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2015 and prior years.

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

Contents

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

Because WFOE, Fengze, and Hang-ao are based in China, our shareholders may have greater difficulty in obtaining information about them on a timely basis than would shareholders of a U.S.-based company. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders and, where available, will likely be available only in Chinese. Shareholders will be dependent upon management for reports of their progress, development, activities and expenditure of proceeds.

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

Contents

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

Contents

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

We also have opted out of NASDAQ Marketplace Rule 5635(a)(2) requires each issuer to obtain shareholder approval prior to the issuance of its shares in connection with the acquisition of the stock or assets of another company if any director, officer or Substantial Shareholder (as defined by NASDAQ Marketplace Rule 5635(e)(3)) of the issuer has a 5% or greater interest (or such persons collectively have a 10% or greater interest) directly or indirectly, in the company or assets to be acquired or in the consideration to be paid in the transaction or series of related transactions and the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, could result in an increase in common shares or voting power of 5% or more. The presence of this rule would preclude us from issuing shares of our common stock, or securities convertible into or exercisable for common stock, in connection with an acquisition if the issuance would result in an increase in common shares or voting power of 5% or more, and any of our directors or officers, or any shareholder owning 5% or more or group of shareholders owning 10% or more of our outstanding shares, had a 5% or greater interest in the company or assets to be acquired or the consideration to be paid. Our Chairman, Ms. Hanying Li, who currently is a “Substantial Shareholder,” and certain of our other directors hold interests in companies we may choose to acquire or whose assets we may choose to purchase.

In the British Virgin Islands, our jurisdiction of organization or home country, shareholder approval is not required for a transaction which would require shareholder approval pursuant to Rule 5635(a)(2), unless the transaction is with an “Interested Shareholder” as that term is defined in Article 23 of our Articles of Association. We have determined that neither Ms. Li nor any of our other current directors or officers is an Interested Shareholder. Therefore, under the laws of the British Virgin Islands and our constituent documents, we would not be required to obtain shareholder approval if we engaged in a transaction in which one or more of such individuals had an interest in the company or assets to be acquired, or consideration to be paid, even if shareholder approval would be required by Rule 5635(a)(2) and, should we intend to engage in any such transaction, we intend to rely upon the exemption provided by NASDAQ Marketplace Rule 5615 from the requirements of NASDAQ Marketplace Rule 5635(a)(2) rather than put the matter to a shareholder vote.

Contents

In the future we could determine to opt out of other requirements of the 5600 Series of the NASDAQ Marketplace Rules.

Shares eligible for future sale may adversely affect the market price of our common shares, as the future sale of a substantial amount of outstanding common shares in the public marketplace could reduce the price of our common shares.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 18, 2016, we had outstanding an aggregate of 33,183,000 common shares, of those shares, 7,360,000 are restricted shares owned by non-affiliates that can be freely transferable or tradable subject to the conditions are achieved or realized or further registration under the Securities Act, 15,052,000 are owned by our affiliates that may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our former chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Mr. Ping Wang, our former Chairman and Chief Executive Officer, beneficially owns approximately 29.40% of our outstanding common shares. In addition, our current Chairman and Chief Executive Officer, Ms. Hanying Li, one of our directors, owns approximately 9.37% of our outstanding common shares. As a result, Mr. Wang and Ms. Li possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if our Chief Executive Officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our former Chief Executive Officer, Mr. Ping Wang, who owns approximately 29.40% of our outstanding common shares, or Ms. Li, our current Chief Executive Officer, who owns approximately 9.37% of our outstanding common shares, was to pledge his or her shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Contents

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

Item 2. Properties

Hog Farming Segment

We currently operate eight hog farms within Hubei Province. We also maintain a separate headquarters office in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm currently operating contains approximately 80 acres and has an annual capacity of 20,000 hogs.

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

On December 25, 2014, we bought a new office space for our expanding operations for RMB 52,139,420 or approximately $8.5 million. The new office is located at 2nd Floor, No. 31, Yunlin Street, Jiangan District, Wuhan City, Hubei Province, China 430010 with space of 1,372.09 square meters.

On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for approximately $1,200,000 or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Contents

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite K, 12th Floor Building A, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	1 year ( July 1, 2015-June 30, 2016)	5170 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

Retail Segment

We operate our retail business and maintain our sales team in our headquarters office in Wuhan City.

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

Contents

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Capital Market since August 6, 2013, and prior thereto on the Nasdaq Global Market, under the symbol “OINK.” and since July 29, 2014, under the symbol “ABAC.” The prices set forth below reflect the quarterly high and low closing prices of a share of our common shares for the periods indicated as reported by Nasdaq.

	High	Low
Quarter Ended March 31, 2014	$2.18	$1.68
Quarter Ended June 30, 2014	$2.27	$1.81
Quarter Ended September 30, 2014	$2.39	$1.28
Quarter Ended December 31, 2014	$2.40	$1.70
Quarter Ended March 31, 2015	$1.81	$1.37
Quarter Ended June 30, 2015	$1.83	$1.36
Quarter Ended September 30, 2015	$1.39	$0.51
Quarter Ended December 31, 2015	$1.20	$0.48

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

Holders

On December 31, 2015, there were approximately 27 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Contents

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from WFOE, which in turn would be dependent on the receipt of dividends from Fengze, and Hang-ao. Payments of dividends by WFOE to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in the British Virgin Islands.

Recent Sales of Unregistered Securities

Except as previously reported in the reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the  year ended December 31, 2015.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about common shares available for issuance under compensatory plans and arrangements as of December 31, 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options under equity compensation plans	(c) Number of securities remaining available for future issuance under equity Compensation plans (excluding securities reflected in column (a)

Equity compensation
plan approved by
security holders	63,000	$2.50	1,237,000

Equity compensation
plans not approved by
security holders	-	-	None

Total	63,000	$2.50	1,237,000

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

Contents

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and other outlets. We have also initiated sales of specialty processed black hog meat through the internet. On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed us to close one of our farms located in the Caidian District or Farm 8.  We finished our evacuation of this farm during the first quarter of 2014 and received part of the relocation compensation of $987,459 on June 2014. On August 11, 2015, we sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for approximately $1.2 million or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

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

During 2014, Fengze owned and operated seven commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with Tianzhili’s 40% interest holder, XMRJ LLP, to purchase the 40% interest of Tianzhili for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it distributes black hog products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and to restaurants, hotels and other outlets in the greater Wuhan City area.

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies. However, in the following year, due to disruptions in the Chinese economy we began to reconsider this strategy. In the fourth quarter of 2015, we determined to focus on the hog farming industry. We intend to seek to either acquire or establish other hog farms outside of Hubei Province  to further expand our customer basis outside of Hubei Province.  In addition we may develop a pork processing business in the livestock industry to strengthen our competitive advantage.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash. Since Aoxin Tianli acquired Hang-ao, Hang-ao had reported a net income of $1,015,128 for its operations in 2014. For the year ended December 31, 2015, Hang-ao reported a net loss of $287,609. According to the earn out payment term in Hang-ao’s acquisition agreement dated on July 15, 2014, if Hang-ao makes a net loss during any year of 2014, 2015 or 2016, part of the acquisition consideration, 1,047,000 Aoxin Tianli common shares, will be fully cancelled. As a result of Hang-ao’s 2015 net loss from its operations, the 1,047,000 common shares of Aoxin Tianli may be fully cancelled by the Company.

Contents

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

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the acquisition agreement and its purchase from us of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science and Technology Group Co., Ltd., owns a total of 4,075,000 common shares, representing approximately 12.28% of our common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

On December 29, 2015, we sold our 95% of the equity of OV Orange to Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu (former shareholders of OV Orange), for RMB 47.5 million or approximately $7.3 million in cash, as a condition of the sale, the 403,000 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017 as previously stipulated  in the acquisition agreement.

The results of Hang-ao and OV Orange’s 2014 operations were reflected in the Company’s financial statements and the information set forth below from July 15, 2014, and August 26, 2014, their respective dates of acquisition by the Company. For the 2015 operating results of Hang-ao and OV Orange, they were reflected in the Company’s financial statements as discontinued operations.

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

Contents

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

In our retail segment, we generate our revenues from selling black hog meat products through supermarkets and other direct sale outlets.

We receive subsidies from the government for operating our farms, as well as financial support from the government for some of our research projects. Some of these subsidies are non-recurring, such as the payment we receive when farms reach specified annual production capacities, for the acquisition of certain operating equipment, or for specific research projects. Others, such as subsidies for breeder hog insurance, are ongoing so long as we qualify. Of course, there is no assurance the government will continue any of its policies for granting subsidies.

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

Contents

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

Expansion. We believe we must further strengthen our livestock business by developing more diversified retail channels or developing our own pork processing business. If we fail to develop more diversified retail channels or create our own pork processing business, our revenue growth could slow.

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

Contents

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

Number of customers. The more customers we have, the greater the likelihood that related selling expenses, travel expenses and other similar costs will increase. At present, we sell substantially all of our hogs and electro-hydraulic servo devices to a relatively small number of customers. We believe this concentration of customers in our hog sales has allowed us to focus our marketing and selling efforts.

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

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, were reclassified as discontinued operations in the Company’s financial statements for the years ended December 31, 2015 and 2014 based on the Company’s decision to focus on the hog industry and sell both subsidiaries and relevant businesses in the near future. OV Orange was sold on December 29, 2015. We have not yet found a buyer for Hang-ao.

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014

All amounts, other than percentages, are in U.S. dollars

	For the Years Ended December 31,			Percentage of
	2015	2014	Net Change	Change
Revenues	$37,367,956	$38,533,474	$(1,165,518)	(3.02%)
Cost of goods sold	28,670,968	32,926,459	(4,255,491)	(12.92%)
Gross profit	8,696,988	5,607,015	3,089,973	55.11%
Selling, general and administrative expenses	5,062,936	3,764,095	1,298,841	34.51%
Income from operations	3,634,052	1,842,920	1,179,132	97.19%
Interest income (expense), net	103,228	(459,987)	563,215	(122.44%)
Subsidy income	3,532	52,578	(49,046)	(93.28%)
Loss from disposal of hog farms	(779,337)	-	(779,337)	n/a
Gain from disposal of construction in progress	4,254	-	4,254	n/a
Relocation compensation for a farm shutdown	-	987,459	(987,459)	(100%)
Other income, net	16,363	229,773	(213,410)	(92.88%)
Net other income (expense)	(651,960)	809,823	(1,461,783)	(180.51%)
Income before income taxes	2,982,092	2,652,743	329,349	12.42%
Income taxes	-	-	-	n/a
Net income from continuing operations	2,982,092	2,652,743	329,349	12.42%
Gain (loss) from operations of discontinued component, net of taxes	(690,385)	2,061,860	(2,752,245)	(133.48%)
Gain from disposal of discontinued component, net of taxes	2,144,226	-	2,144,226	n/a
Net income	$4,435,933	$4,714,603	$(278,670)	(5.91%)

Contents

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2015 and 2014 (dollars in thousands).

	Year Ended December 31, 2015
	Hog Farming	Retail	Total
Revenues	$35,904	$1,464	$37,368
Cost of goods sold	$27,588	$1,083	$28,671
Gross profit	$8,316	$381	$8,697
Gross margin %	23%	26%	23%

	Year Ended December 31, 2014
	Hog Farming	Retail	Total
Revenues	$37,202	$1,331	$38,533
Cost of goods sold	$31,894	$1,032	$32,926
Gross profit	$5,309	$298	$5,607
Gross margin %	14%	22%	15%

Revenues. For the year ended December 31, 2015, we had revenues of $37,367,956, as compared to revenues of $38,533,474 for 2014. Our revenues decreased by $1,165,518 or approximately 3.02%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015 and the closure of another farm in 2014. Although we sold fewer hogs during 2015, the adverse effect was partly offset by improved hog selling prices

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the years ended December 31, 2015 and 2014.

Revenues by Products

	Years Ended December 31,
	2015			2014
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	26,349	$266	$7,018,572	28,234	$264	$7,467,795
Market Hogs – regular hogs	76,683	$209	16,048,376	83,695	$196	16,427,512
Market Hogs – black hogs	57,819	$222	12,836,744	58,463	$228	13,307,870

Total	160,851	$223	$35,903,692	170,392	$218	$37,202,604

Contents

	Years Ended December 31,
	2015			2014
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	290,154	$5	$1,464,264	313,114	$4	$1,330,870
Total	290,154	$5	$1,464,264	313,114	$4	$1,330,870

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” decreased 7% and 8% in the year over year period. As the average price per hog increased 0% and 6%, respectively, our revenues from sale of regular hogs decreased $828,359. As also can be seen from the above, during the year ended December 31, 2015 the number of black hogs sold slightly decreased from the number sold in 2014, primarily as a result of decreased production by the independent farmers in our black hog program. We anticipate that as the production of these farmers reaches capacity, the number of black hogs we will have available for sale will level off. Since the average selling price per black hog stayed consistent year over year, our revenues from sale of black hogs decreased 4%.

During the year ended December 31, 2015, 290,154 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 7% decrease over the comparable period of the prior year. This decrease in volume coupled with an increase in the price received for our specialty pork products resulted in a 10% year over year increase in our revenues.

Cost of goods sold. For the year ended December 31, 2015, cost of goods sold was $28,670,968 as compared to $32,926,459 for the same period of 2014, a decrease of $4,255,491, or 12.92%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased $4,305,952, which benefited from a reduction in the purchase prices for our feeds and the sale of two of our farms. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin increased to 23% in the year ended December 31, 2015 from 15% in 2014. Our gross profit was $8,696,988 for 2015 as compared to $5,607,015 for 2014. This increase in our gross profit reflected an increase in gross profit of $3 million at our Hog Farming segment.

Our gross margin from our Hog Farming and Retail segments were 23% and 26%, respectively, in 2015 as compared to 14% and 22% in 2014. The improvement in our gross profit from our Hog Farming segment and Retail segment was primarily the results of increased hog prices and cheaper feed costs.

Expenses. Selling, general and administrative expenses increased by $1,298,841 in the year 2015 as compared to 2014. The increase was primarily the result of a grant of stock to key employees which generated non-cash compensation expense of approximately $800,000, an increase of approximately $179,000 at our bad debt expense, an increase of approximately $125,000 in guarantee service fees related to issuance of our bank acceptance notes, and an increase of approximately $177,000 in our payroll expenses.

Contents

Net Other Income (Expense). We had a net other expense of $651,960 during the year 2015, compared to a net other income of $809,823 in 2014, a decrease of $1,461,783, which was primarily due to the receipt of compensation in 2014 as a result of the shutdown of our Caidian farm and a loss on the sale of 2 hog farms in 2015.

Income Taxes. Our Hog Farming and Retail segments are exempt from the Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax,

Net Income (Loss). Our net income for the years ended December 31, 2015 and 2014 was $4,435,933 and $4,714,603, respectively. Our net income from continuing operations, our Hog Farming and Retail segments, is showing improved performance with an increase of $0.5 million year over year. The operating results of our discontinued operations, Hang-ao and OV Orange, significantly decreased from net income of $2,061,860 to a net loss of $690,385, which represented a reduction of approximately $2.9 million, which was partly offset by a gain of $2,144,226 from the disposal of OV Orange during the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015 our working capital was $63,982,835 as compared to $59,241,306 at December 31, 2014. These funds are deposited in financial institutions located as follows:

	December 31, 2015		December 31, 2014
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	49,656,897	100%	39,123,869	100%
	$49,656,897	100%	$39,123,869	100%

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2015	2014
Net cash provided by operating activities	$21,246,034	$12,002,396
Net cash provided by (used in) investing activities	3,975,423	(11,815,866)
Net cash provided by (used in) financing activities	(11,979,698)	28,767,865
Exchange rate effect on cash	(2,708,731)	81,780
Net cash inflow	$10,533,028	$29,036,175

Cash Provided by Operating Activities

Cash from operating activities mainly consisted of our net income for the year of $2,982,092, supplemented by non-cash expenses of depreciation and amortization of $2,693,265, amortization of prepaid expenses and long-term prepaid expenses of $288,857 and $113,308, bad debt expense of $113,944, a grant of stock to key employees of $822,022, a loss of $779,337 from the disposal of hog farms, and a decrease of $7,578,664 in inventories. These were partially offset by an increase in accounts receivable of $198,705, a prepayment of $269,289 in prepaid expenses. In addition, we also reported net cash of $5,257,949 provided by operating activities from discontinued operations.

Net cash provided by operating activities in the year ended December 31, 2014 totaled $12,002,396, including $1,302,525 provided by operating activities from discontinued operations. Cash flow pertaining to operating activities from continuing operations benefited from depreciation and amortization of $3,298,038, amortization of prepaid expenses and long-term prepaid expenses of $397,321 and $114,887, a decrease in inventory of $2,603,206, reduction in other receivables of $1,104,126, and were partially offset by an increase of $348,734 from prepaid expenses and an increase of $100,111 from long-term prepaid expenses.

Contents

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for 2015 totaled $3,975,423. This included $2,769,826 of cash received from the disposal of OV Orange and $1,204,084 from the disposal of two hog farms.

Net cash used in investing activities for the year ended December 31, 2014 totaled $11,815,866, including $2,215,691 used in investing activities from discontinued operations. We paid $1,083,100 for the purchase of a 40% interest in one of our subsidiaries, Tianzhili, and made $8,524,889 in fixed asset investments which was mainly for a new headquarters in Wuhan City.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2015, net cash used in financing activities was $11,979,698. This was comprised of an increase of $9,632,674 in restricted cash and repayments of short-term loans of $2,376,060. The restricted cash was collateral for the issuance of our bank acceptance notes.

For the year ended December 31, 2014, we had net cash provided by financing activities of $28,767,865, including $924,744 used in financing activities from discontinued operations. We had proceeds of $33.8 million, including the sale of 10.2 million shares to our former Chairman and CEO, Mr. Ping Wang, and a related party, Hubei Aoxin Science and Technology Group Co., Ltd., and proceeds from renewed short-term loans of $2,409,168. These favorable factors were partially offset by the repayment of $6,348,483 in short-term loans.

Commitments for Capital Expenditures

Our anticipated capital requirements for the next twelve months relate to purchasing breeder hogs as well as additional investment in our retail segment to expand our marketing and distribution channels. We also expect to incur modest expenses in maintaining our hog farms. We believe that our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$12,323,428	$12,323,428	$-	$-	$-
Others	-	-	-	-	-
	$12,323,428	$12,323,428	$-	$-	$-

Bank loans consisted of short-term bank loans and bank acceptance notes.

Contents

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

Contents

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

Construction in progress consists of amounts expended for building construction of new breeding and animal rearing facilities. Once construction of a building is completed and the facilities are approved for breeding and animal rearing activity, and have commenced animal rearing activities, the construction in progress assets are categorized as buildings and production equipment and accounted for in plant and equipment, whereupon they are depreciated over their estimated useful lives.

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

Contents

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

Intangible Assets

Included in the intangible assets are our land use rights and acquired distribution network. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

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

Contents

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

Contents

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Hanying Li, our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Hanying Li , our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including Hanying Li , our Chief Executive Officer, and Houliang Yu, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls over Financial Reporting.

Contents

During the last quarter of the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
H Hanying Li (5)	65	Chairman of the Board, Chief Executive Officer and Director	2005
Houliang Yu	52	Chief Financial Officer	2015
Peter E. Gadkowski (1)(2) (5)	65	Director	2010
Zihui Mo (1)(3)(5)	57	Director	2012
Gang Yin(1)(2)(3)(4)	54	Director	2015
Guolan Li (5)	57	Director	2015
Yan Gong(2)(3)(5)	48	Director	2015

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Director whose term expires in 2017.
(5)	Director whose term expires in 2016.

Hanying Li. Ms. Li has been a director of the Company since January 2010 and served as our Chair from that date until March 27, 2014. Ms. Li founded Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., our operating company in China (“Fengze”), in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her Bachelor’s Degree in Law from Hubei Finance & Economic University. Ms. Li was nominated as a director since January 2010 for her experience operating hog farms and leadership of our company and appointed as the Chairman and Chief Executive Officer on September 9, 2015.

Houliang Yu. From July 2011 until his appointment as our Chief Financial Officer, Mr. Yu was Chief Financial Officer of Aoxin Holdings Co., Ltd., a leading industrial park developer and operator headquartered in Beijing. From May 2003 to June, 2011, Mr. Yu was an audit manager of Anhua Accounting Firm Co., Ltd of Hubei Province. From August 1998 to April 2003, Mr. Yu was served as Chief Financial Officer of Wuhan Mingdi Industry Group Corporation. From January 1996 to July 1998, Mr. Yu was financial manager of Zhangjiajie Water Resources and Hydropower Development Corporation of Hunan Province. From July 1984 to December 1995, he was Chief Accountant of Wuhan Municipal Building Materials Bureau. Mr. Yu graduated from Jianghan University with the specialty of Accounting. He was an accountant and certified CFP (China Certified Financial Planner).

Peter E. Gadkowski. Mr. Gadkowski has been a director of the Company since December 2010. He has been an attorney in private practice in Colorado Springs, Colorado since February 2000 and from September 1992 to December 1994. He also has experience in the pork industry. He founded, managed and served as CEO and a director of WPP Holding Corp., a hog farm in Yuma, Colorado, from March 1995 through August 1999, which was sold to Smithfield Foods, Inc. He also served as General Counsel and CFO of Premium Standards Farms, Inc., Kansas City, Missouri, from July 1990 to August 1992, which was sold to Continental Grain and then subsequently to Smithfield Foods, Inc. Mr. Gadkowski graduated magna cum laude from the California Western School of Law, and received an MBA in Finance and a BS in Business and Economics from Lehigh University. Mr. Gadkowski was nominated as a director for his experience operating hog farms.

Contents

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

Gang Yin. Mr. Yin, age 53, has experience in banking and finance matters. He has been Deputy General Manager of AUNEW Group Holdings Pty Ltd. and General Manager of Health Sharing Group Pty Ltd since March 2010.   From January 2009 to February 2009, he was General Manager (Business Development) of DC Global Mining Pty Ltd. From July 2008 to December 2008, he was Vice President (China) of Once Australia Pty Ltd.  From February 2006 to June 2008, he was Deputy General Manager of Shanghai Puji Investment and Management Co., Ltd. From October 2003 to January 1, 2006, he was Executive President of Ananda Travel Service (Australia) Pty. From July 1998 to April 2003, he was employed by Bank of China Australia as Manager of Risk Management and as Head of Corporate and Individual Finance. Mr. Yin received a Master of Law degree in 1988 and Bachelor of Arts degree in 1983 from Wuhan University.

Guolan Li.  Mr. Guolan Li has been General Manager of Hubei Aoxin Science & Technology Group Co., Ltd. and Chairman of Hubei Hang-ao Servo Technology Co., Ltd. since July 2010. From September 2000 to June 2010, he was the Manager of the Wuhan Duoluokou Grand Market Management Center. From May 1998 to August 2000, he was a director and the Deputy General Manager of Hanzheng Group, Ltd. From August 1980 to April 1998, he was employed by the Native Produce Company of Wuhan City, Qiaokou District, initially as Chief Accountant, then as Deputy Section Chief, then Section Chief, and finally as General Manager. Mr. Li is a graduate of the Hubei University of Economic Management. Mr. Li was nominated as a director because of his management experience.

Yan Gong.  Mr. Yan Gong has been a partner of Fobidin Invest Co., a leading venture capital firm in Beijing since 2011. From 2007 to 2010, he was a partner of ETFO Ltd. in charge of global procurement and logistics based in Calgary, Canada. From 2001 to 2004, he was CEO of Linzhi (Ganoderma) Tech, a pharmaceutical company located in Shenzhen, China, of which he was the founder. From 1999 to 2001, he was CEO of Jiusheng Biological Product Co. Ltd. From 1997 to 1999, he was the Managing Director of Sanju Medical & Pharmaceutical. From 1995 to 1997, he was Managing Director of Sanjiu Logistics. From 1993 to 1995, he was the Manager of Jiushen Healthcare of which he was one of the founders. From 1990 to 1992, he was Assistant Manager of Nanfang Pharmaceuticals Ltd. Mr. Gong received  a Bachelor’s degree in Biological Engineering from Nankai University, a degree in Advanced Studies in Economics from the Guanghua School of Management of Peking University, and a Master’s degree in Finance from the University of International Business and Economics. Mr. Gong was nominated as a director because of his experience in finance.

Contents

Board of Directors

Our Board of Directors consists of six directors. There are no family relationships between any of our executive officers and directors. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

Our Board of directors used to be divided into three classes as nearly equal in number as the then total number of directors permits. In July, 2015, our board of directors eliminated the staggered board because having classes is generally considered an anti-takeover device which exerts downward pressure on a company's stock price. Nevertheless, at that time it was determined that the directors whose terms expired in 2016 and 2017, respectively, would serve for the balance of their terms.  Therefore, in 2015 we elected four directors and, unless we change the number of directors on our board, in 2016 we will elect six directors.  Thereafter, beginning in 2017, we will elect our entire board of directors each year and those elected will hold office for a term expiring the next succeeding meeting of shareholders.

A director may vote in respect of any contract or transaction in which he is interested; provided, however that the nature of his interest is disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested, and may vote on such motion.

Ms. Hanying Li currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Ms. Li simply holds both positions at this time. We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Ms. Li as both our principal executive officer and Chairman of the Board.

Our Board of Directors plays a key role in our risk oversight. As such, it is important for us to have our Chief Executive Officer serve on the Board as she plays a key role in the risk oversight of the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Zihui Mo, Gang Yin and Yan Gong are our independent directors.

Board Committees

The Board has established three committees: the audit committee, the compensation committee and the nominating committee.

Audit Committee

The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The members of the audit committee are Zihui Mo (Chairman), Peter E. Gadkowski and Gang Yin. Mr. Mo is the Audit Committee Financial Expert. All of the members of the audit committee are financially literate.

Compensation Committee

The compensation committee of the Board of Directors reviews and makes recommendations to the Board regarding our compensation policies for our officers, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The members of the compensation committee are Peter E. Gadkowski (Chairman), Gang Yin and Yan Gong.

Contents

Nominating Committee

The nominating committee of the Board of Directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations for election of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors.  The members of the nominating committee are Gang Yin (Chairman), Zihui Mo and Yan Gong.

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2015 in accordance with the filing requirements of Section 16(a) of the Exchange Act.

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

Contents

All directors hold office until the next annual meeting of shareholders at which he/she is re-elected or until his/her successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to receive compensation per year for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2015.

DIRECTOR COMPENSATION
Name (a)	Annual Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Peter E. Gadkowski	$36,000	-	$16,061	-	-	-	$52,061
Zihui Mo	$36,000	-	$8,031	-	-	-	$44,031
Anthony S. Chan(1)	$18,000	-	$2,610	-	-	-	$20,610
Gang Yin (2)	$21,000	-	-	-	-	-	$21,000
Guolan Li (3)	-	-	-	-	-	-	-
Yan Gong (3)	$6,410	-	-	-	-	-	$6,410

_____
(1)	Anthony S. Chan was appointed as a director on September 19, 2014 and resigned on July 2, 2015.
(2)	Gang Yin was appointed as a director on June 10, 2015.
(3)	Guolan Li and Yan Gong were appointed as a director on August 5, 2015.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, the individuals who served as chief executive officer and chief financial officer of our company during the years ended December 31, 2015 and 2014 for services provided in all capacities to us and our subsidiaries.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Ping Wang Former Chairman and CEO (1)	2015	$36,897	-	$141,600	-	-	-	-	$178,497
	2014	$55,346	-	-	-	-	-	-	$55,346
Hanying Li Chair and CEO (2)	2015	$42,516	-	$106,200	-	-	-	-	$148,716
	2014	$36,100	-	-	-	-	-	-	$36,100
___
(1)	Mr. Ping Wang was appointed as the Chair man and CEO effective March 28, 2014 and resigned on September 3, 2015.
(2)	Mr. Li resigned as the Chairman and CEO effective March 27, 2014 and re-appointed as the Chairman and CEO on September 9, 2015.

Contents

Employment Agreements

Hanying Li

We entered into an employment agreement with our president and chief executive officer, Ms. Hanying Li effective December 1, 2009, initially scheduled to expire on November 30, 2013, subject to automatic renewal through November 30, 2014, unless terminated prior to renewal. Ms. Li resigned on March 27, 2014. On September 9, 2015, Ms. Li was re-elected as our president and chief executive officer by the Board of Directors. Under the terms of her employment agreement effective September 10, 2015, Ms. Li was entitled to:

•	Base compensation of RMB50,000, payable in 12 equal monthly installments of $4,167.
•	Year-end Award paid and determined under the Incentive Plan approved by the Compensation Committee of the Board.
•	Reimbursement of reasonable expenses incurred by Ms. Li.

Ms. Li agreed during that the term of her employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her own account or for others, elements of our confidential information;

Ms. Li has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Ms. Li may be terminated at any time by either party upon 30 days’ prior notice.

Ping Wang

We entered into an employment agreement with our former president and Chief Executive Officer, Mr. Ping Wang effective April 1, 2014, initially scheduled to expire on March 31, 2017, subject to automatic renewal through March 31, 2019, unless terminated prior to renewal. On September 3, 2015, Mr. Ping Wang resigned from the positions of Chairman and Chief Executive Officer. Under the terms of his employment agreement, Mr. Wang was entitled to:

•	Base compensation of RMB 340,000 payable in 12 equal monthly installments of RMB 28,333.
•	Year-end bonus of RMB 660,000, payable in the event our annual audited profits increase by at least 150% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Mr. Wang.

Mr. Ping Wang agreed during the term of his employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Mr. Ping Wang has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

Contents

The employment agreement of Mr. Ping Wang was terminated at September 3, 2015.

Houliang Yu

We entered into an employment agreement with our chief financial officer, Mr. Houliang Yu effective June 1, 2015, initially scheduled to expire on December 31, 2016, subject to automatic renewal through December 31, 2017, unless terminated prior to renewal. Under the terms of his employment agreement, Mr. Yu was entitled to:

•	Base compensation of RMB 240,000 payable in 12 equal monthly installments of RMB 20,000.
•	Year-end bonus of RMB 240,000, payable in the event our annual audited profits increase by at least 50% of the previous year’s audited profits.
•	Reimbursement of reasonable expenses incurred by Mr. Yu.

Mr. Yu agreed during that the term of his employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Mr. Yu agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Mr. Houliang Yu may be terminated at any time by either party upon 30 days’ prior notice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2016, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table above (the “Named Executive Officers”), and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 18, 2016 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 18, 2016, we had outstanding 33,183,000 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Aoxin Tianli Group, Inc., Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Contents

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares
Hanying Li, CEO and Chairman	3,200,000 (1)	9.64%
Peter E. Gadkowski , Director	27,000 (2)	*
Zihui Mo , Director	13,000 (2)	*
Gang Yin, Director	-	*
Guolan Li , Director	-	*
Yan Gong, Director	-	*
Houliang Yu, CFO	1,600,000	4.82%
All directors and officers as a group	484,000	14.46%

Holders of More than 5% of Outstanding Common Shares Not Named Above:
Ping Wang	9,755,000(4)	29.40%
Hua Zhang	3,200,000 (3)	9.64%
Wei Gong	2,760,000	8.32%

*Less than 1%

(1)
Includes 450,000 shares owned by Ms. Li’s spouse, Hua Zhang, and 90,000 shares the vesting of which is subject to Ms. Li’s achievement of certain performance criteria to be determined as to 45,000 shares on each of February 3, 2016 and February 3, 2017.

(2)	Represents shares which he may acquire within sixty days upon exercise of stock options.
(3)	Includes 2,750,000 shares owned by Mr. Zhang’s spouse, Hanying Li.
(4)	Includes 4,075,000 shares owned by Hubei Aoxin, of which Mr. Wang is Chairman and a principal shareholder and 80,000 shares of the employee stock award.
(5)

Item 13. Certain Relationships and Related Transactions

Receivables from Related Parties

At December 31, 2014, Fengze made a security deposit of $78,195 to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee for a bank loan of $781,950 from Wuhan Rural Commercial Bank.

On December 19 and December 24, 2013, OV Orange, engaged an agent bank, China Everbright Bank, to make entrusted loans of $812,559 and $1,950,141 to Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has indirect investment relationship with the Company. Those loans were due on December 18 and December 23, 2014 with 5% interest rate charge, but no collateral or guarantee offered. As of December 31, 2014, $1,629,062 of the $2,762,700 loan receivables was extended to January 23, 2015 and was fully collected on January 6, 2015.

The related party receivables were reclassified as assets from discontinued operations in our consolidated financial statements.

Advances from Customers – Related Party

As of December 31, 2014, OV Orange reported an advance from customer of $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”) Central Aoxin’s registered agent was Mr. Ping Wang, the Company’s former chairman and CEO. This advance from customers was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

Contents

Payables to Related Parties

At December 31, 2014, Fengze had aggregate payables to Ms. Hanying Li, our current CEO and Chairman, of approximately $48,926. Such amount was due to Ms. Li for advances to Fengze for business expenses related to the operations of our hog farms. These amounts were due upon demand and without interest. Additionally, Hang-ao had a payable to Hubei Hang-ao Servo Technology Co., Ltd. of $406,306 at December 31, 2014. This payable represents advances to Hang-ao for its operations with terms of due on demand, bore no interest and was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

On October 10, 2013, Hang-ao entered into a real estate purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd. to buy a two storey office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao had paid $4.7 million in 2013 and those apartments were transferred to the Company in 2014. As of December 31, 2014, the Company reported an outstanding payable of $180,457. The major shareholder of Hubei Hang-ao Servo Technology Co., Ltd. is also one of the Company’s shareholders. This other payable was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

From August 26, 2014 (acquisition date) to December 31, 2014, OV Orange borrowed $89,530 from Hubei Aoxin Science and Technology Group Co., Ltd. This loan bore no interest and was not collaterallized. The loan was repaid fully in 2014. Hubei Aoxin Science and Technology Group Co., Ltd.’s Chairman and a principal shareholder was Mr. Ping Wang, the Company’s former Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao collected $1,090,637 from Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) for a prior year loan receivable. This loan bore no interest and was not collaterallized. One of Hangxiang’s major shareholders has an indirect investment relationship with the Company.

Revenues Recognized from Related Parties

During the year ended December 31, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and recognized revenues of $25,306 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our former chairman and CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Aocheng Casting Materials Co., Ltd. (“Aocheng Casting”) and recognized revenues of $867,176. Our former CEO, Mr. Ping Wang, was indirectly an equity holder of Aocheng Casting.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Central Aoxin and recognized revenues of $594,716. Central Aoxin’s registered agent was Mr. Ping Wang, our former Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) and Hubei Yuren Electromechanical Hydraulic Technology Co., Ltd. (“Yuren”) and recognized revenues of $9,306 and $15,303, respectively. As of December 31, 2014, the Company reported accounts receivable of $0 and $19,875 from Hangxiang and Yuren, respectively. One of Hangxiang’s and Yuren’s major shareholders has an indirect investment relationship with the Company.

The related party revenues mentioned above were included in the results of discontinued operations of the Company’s consolidated statements of operations and comprehensive income.

Contents

Bank loan guaranteed by related party

Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $781,950 from Wuhan Rural Commercial Bank which had been repaid on August 4, 2015.

Bank Loan Collateral Provided by Related Party

Wuhan Eastlake Hi-Tech Innovation Center whose controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China and this loan had been fully repaid in 2014. As a result, the related party mentioned above was no longer proving any collateral for the Company’s bank loans.

Transactions Involving Mr. Ping Wang, Our former CEO and Chairman

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 3 of the employees, including Mr. Ping Wang, have resigned and the relevant stock awards of 204,000 common shares will be cancelled and returned to the Company.

On April 10, 2014, we sold to Mr. Ping Wang, our former Chairman and CEO, 2,600,000 common shares (the “Shares”), representing approximately 15.33% of our then outstanding common shares, for a total purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of our outstanding common shares. As a condition of the sale, Mr. Wang agreed not to sell the Shares for 18 months and thereafter at not less than $2.20 per share.

On August 18, 2014, we sold 3,000,000 common shares, representing approximately 13.51% of our then outstanding common shares, for a total purchase price of $7,200,000, or $2.40 per share, to Hubei Aoxin Science and Technology Group Co., Ltd., a company organized under the laws of the PRC (“Hubei Aoxin”), an approximately 24% premium over the closing price of $1.93 on August 15, 2014. Hubei Aoxin is a wholly owned subsidiary of Aoxin Holdings Co. Ltd. (“Aoxin”), a diversified holding company whose main business is in industrial park development and operations. Mr. Ping Wang, our former Chairman and Chief Executive Officer, is a principal shareholder and Chairman of Aoxin and Hubei Aoxin. As a condition of the sale, Hubei Aoxin agreed not to sell the shares for 12 months and thereafter at not less than $2.40 per share. For additional information concerning this transaction, see our Current Report on Form 8-K filed with the SEC on August 21, 2014.

On August 26, 2014, we issued a total of 2,552,000 common shares to the former shareholders of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry (“OV Orange”), in exchange for 95% of the outstanding shares of OV Orange, pursuant to a Stock Purchase Agreement, of which 1,075,000 common shares were issued to Hubei Aoxin the owner of 40% of the outstanding shares of OV Orange. The acquisition of OV Orange was part of our strategic development plan to transform Aoxin Tianli into a higher growth, more profitable business through targeted investments and acquisitions. As a condition of the transaction, Hubei Aoxin agreed not to sell its shares prior to September 1, 2015. For additional information concerning this transaction, see our Current Report on Form 8-K filed with the SEC on August 28, 2014.

We believe that the terms of each transaction were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

Policy Concerning Related Party Transactions

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

Contents

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Peter E. Gadkowski, Zihui Mo, Gang Yin and Yan Gong are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by HHC for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees	$140,000	$140,000
Audit Related Fees	60,000	30,000
Tax Fees	-	-
All Other Fees	-	-
	$200,000	$170,000

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

Audit Committee’s Pre-Approval Policies

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Our Audit Committee has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2015 fiscal year. The Audit Committee also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Audit Committee has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2015 fiscal year for filing with the SEC.

Contents

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

Contents

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

10.34
Director Retainer Agreement dated October 1, 2014 with Peter E. Gadkowski, including stock option grant (incorporated by reference to exhibit 10.34 to the Company’s Report on Form 10-K filed March 18, 2015).

10.35	Director Retainer Agreement dated October 1, 2014 with Zihui Mo, including stock option grant (incorporated by reference to exhibit 10.35 to the Company’s Report on Form 10-K filed March 18, 2015).
10.36
Director Retainer Agreement dated October 1, 2014 with Anthony S. Chan, including stock option grant (incorporated by reference to exhibit 10.36 to the Company’s Report on Form 10-K filed March 18, 2015).

10.37	Restricted Stock Award Agreement with Ping Wang dated February 3, 2015 (incorporated by reference to exhibit 10.37 to the Company’s Report on Form 10-K filed March 18, 2015).
10.38	Restricted Stock Award Agreement with Hanying Li dated February 3, 2015 (incorporated by reference to exhibit 10.38 to the Company’s Report on Form 10-K filed March 18, 2015).

Contents

10.39	Restricted Stock Award Agreement with Jung Wang dated February 3, 2015 (incorporated by reference to exhibit 10.39 to the Company’s Report on Form 10-K filed March 18, 2015).
14.1	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14.1 to the 2010 Registration Statement).
16.1	Letter of RBSM LLP to the Commission (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013).
21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOXIN TIANLI GROUP, INC.

Dated: March 14, 2016	By:	/s/ Hanying Li
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Houliang Yu
Houliang Yu
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 14, 2016.

Signature	Title

/s/ Hanying Li	Chief Executive Officer (Principal Executive
Hanying Li	Officer) and Chairman of the Board

/s/ Houliang Yu	Chief Financial Officer (Principal Financial and Accounting
Houliang Yu	Officer)

/s/ Gang Yin	Director
Gang Yin

/s/ Peter E. Gadkowski	Director
Peter E. Gadkowski

/s/ Zihui Mo	Director
Zihui Mo

/s/ Guolan Li	Director
Guolan Li

/s/ Yan Gong	Director
Yan Gong

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Aoxin Tianli Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxin Tianli Group, Inc. (formerly Tianli Agritech., Inc.) and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC
Forest Hills, New York
March 14, 2016

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$49,656,897	$39,123,869
Accounts receivable, net	292,684	102,162
Inventories	5,656,165	8,827,016
Advances to suppliers, net	7,823,138	635,930
Prepaid expenses	816,646	238,875
Other receivables, net	312,161	131,414
Due from related party	-	78,195
Restricted cash	9,242,571	-
Assets for discontinued operations	7,926,437	18,232,659
Total Current Assets	81,726,699	67,370,120

Long-term prepaid expenses, net	1,389,144	1,584,048
Plant and equipment, net	23,410,803	29,302,856
Construction in progress	-	50,664
Biological assets, net	1,580,847	2,036,823
Intangible assets, net	2,802,948	3,209,013

Total Assets	$110,910,441	$103,553,524

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$-	$2,411,012
Bank acceptance notes payable	12,323,428	-
Accounts payable and accrued payables	19,655	3,528
Advances from customers	-	45,159
Other payables	3,041,085	2,972,674
Due to related party	-	48,926
Liabilities for discontinued operations	2,359,696	2,647,515
Total Current Liabilities	17,743,864	8,128,814

Stockholders' Equity:
Common stock ($0.001 par value, 100,000,000 shares authorized, 33,203,000 shares issued and 33,183,000 shares outstanding as of December 31, 2015 and 32,373,000 shares issued and outstanding as of December 31, 2014)	33,183	32,373
Additional paid in capital	61,743,410	63,022,184
Statutory surplus reserves	2,457,180	2,532,813
Retained earnings	28,595,306	24,105,472
Accumulated other comprehensive income	(1,018,861)	4,079,896
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	91,810,218	93,772,738
Noncontrolling interest	1,356,359	1,651,972
Total Stockholders' Equity	93,166,577	95,424,710
Total Liabilities and Stockholders' Equity	$110,910,441	$103,553,524

See accompanying notes to unaudited consolidated financial statements

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2015	2014

Revenues	$37,367,956	$38,533,474
Cost of goods sold	28,670,968	32,926,459
Gross profit	8,696,988	5,607,015

Operating expenses:
General and administrative expenses	4,385,741	2,995,675
Selling expenses	677,195	768,420
Total operating expenses	5,062,936	3,764,095

Income (loss) from operations	3,634,052	1,842,920

Other income (expense):
Interest income (expense)	103,228	(459,987)
Subsidy income	3,532	52,578
Relocation compensation from farm shutdown	-	987,459
Loss from disposal of hog farms	(779,337)	-
Gain from disposal of construction in progress	4,254	-
Other income (expense), net	16,363	229,773
Total other expenses	(651,960)	809,823

Income (loss) before income taxes	2,982,092	2,652,743

Income taxes	-	-
Net income (loss) from continuing operations	2,982,092	2,652,743

Discontinued operations:
Gain (loss) from operations of discontinued component, net of taxes	(690,385)	2,061,860
Gain from disposal of discontinued component, net of taxes	2,144,226	-

Net income	4,435,933	4,714,603
Net loss (income) attributable to noncontrolling interest	53,901	(31,472)
Net income (loss) attributable to Aoxin Tianli Group Inc. common stockholders	4,489,834	4,683,131

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(5,553,102)	13,625

Comprehensive income (loss)	$(1,063,268)	$4,696,756

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	33,115,500	21,828,292

Continuing operations - Basic & diluted	$0.09	$0.12
Discontinued operations - Basic & diluted	$0.04	$0.09

See accompanying notes to unaudited consolidated financial statements

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$2,982,092	$2,496,333
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,693,265	3,298,038
Amortization of prepaid expenses	288,857	397,321
Amortization of long-term prepaid expenses	113,308	114,887
Bad debt expense (Recovery gain from bad debt expense)	113,944	(65,061)
Stock-based compensation	822,022	18,700
Recovery gain from inventory valuation	(84,279)	-
Loss from farm shutdown	11,838	-
Loss from disposal of farms	779,337	-
Gain from disposal of construction in progress	(4,254)	-
Loss from disposal of fixed assets	-	9,977
Loss from disposal of biological assets	264,227	82,034
Changes in operating assets and liabilities:
Accounts receivable	(198,705)	157,546
Inventories	7,578,664	2,603,206
Advances to suppliers	506,633	968,440
Prepaid expenses	(269,289)	(348,734)
Other receivables	(195,345)	1,104,126
Long-term prepaid expenses	-	(100,111)
Accounts payable and accrued payables	17,274	(45,110)
Advances from customers	(44,504)	45,125
Other payables	613,000	(36,846)
Total adjustments	13,005,993	8,203,538
Net cash provided by operating activities from continuing operations	15,988,085	10,699,871
Net cash provided by operating activities from discontinued operations	5,257,949	1,302,525
Net cash provided by operating activities	21,246,034	12,002,396

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of noncontrolling interest	-	(1,083,100)
Proceeds from disposal of fixed assets	-	7,814
Proceeds from disposal of construction in progress	4,254	-
Proceeds from disposal of farms	1,204,084	-
Purchase of plant and equipment	(2,741)	(8,524,889)
Net cash provided by (used in) investing activities from continuing operations	1,205,597	(9,600,175)
Net cash provided by (used in) investing activities from discontinued operations	2,769,826	(2,215,691)
Net cash provided by (used in) investing activities	3,975,423	(11,815,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase at restricted cash	(9,632,674)	-
Proceeds from capital contribution	-	33,800,000
Due to (from) related party	29,036	(168,076)
Repayment of short-term loans	(2,376,060)	(6,348,483)
Proceeds from short-term loans	-	2,409,168
Net cash provided by (used in) financing activities from continuing operations	(11,979,698)	29,692,609
Net cash used in financing activities from discontinued operations	-	(924,744)
Net cash provided by (used in) financing activities	(11,979,698)	28,767,865

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,708,731)	81,780

NET INCREASE IN CASH	10,533,028	29,036,175

CASH, BEGINNING OF PERIOD	39,123,869	10,087,694

CASH, END OF PERIOD	$49,656,897	$39,123,869

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$50,043	$599,815
Income tax paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Acquisition payments made through issuances of shares	$-	$9,909,742
Prepayments for raw material purchases made with bank acceptance notes	$12,843,565	$-
Shares issued to employees	$1,433,700	$-
Receivables used to offset the selling price in OV Orange disposal transaction	$1,105,174	$-

See accompanying notes to unaudited consolidated financial statements

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory		Accumulated Other
	Shares	Amoount	Paid-in Capital	Surplus Reserves	Retained Earnings	Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	13,964,000	$13,964	$18,094,200	$2,416,647	$19,538,507	$4,046,055	$437,545	$44,546,918

Capital contribution from new share issuance	3,000,000	3,000	5,997,000	-	-	-	-	6,000,000
Capital contribution from new share issuance	2,600,000	2,600	5,717,400	-	-	-	-	5,720,000
Capital contribution from new share issuance	1,600,000	1,600	3,838,400	-	-	-	-	3,840,000
Hang-ao acquisition	1,047,000	1,047	2,229,063	-	-	-	1,234,855	3,464,965
Capital contribution from new share issuance	3,000,000	3,000	7,197,000	-	-	-	-	7,200,000
OV Orange acquisition	2,552,000	2,552	7,677,080	-	-	-	261,915	7,941,547
Capital contribution from new share issuance	4,600,000	4,600	11,035,400	-	-	-	-	11,040,000
2014 stock-based compensation to an investor relationship consulting firm			18,690	-	-	-	-	18,700
Options granted to directors	-	-	84,322	-	-	-	-	84,322
Redemption of noncontrolling interest	-	-	1,133,629	-	-	20,216	(310,528)	843,317
Allocation of 10% statutory reserve	-	-	-	116,166	(116,166)	-	-	-
Comprehensive income:
Net income	-	-	-	-	4,683,131	-	31,472	4,714,603
Unrealized foreign currency translation adjustment	-	-	-	-	-	13,625	(3,287)	10,338

Balance, December 31, 2014	32,373,000	32,373	63,022,184	2,532,813	24,105,472	4,079,896	1,651,972	95,424,710

Stock-based compensation	810,000	810	1,432,890	-	-	-	-	1,433,700
Cancelation of independent director's options	-	-	(8,432)	-	-	-	-	(8,432)
Disposal of a subsidiary	-	-	(2,703,232)	(75,633)	-	454,345	(270,139)	(2,594,659)
Comprehensive income:
Net income	-	-	-	-	4,489,834	-	(53,901)	4,435,933
Unrealized foreign currency translation adjustment	-	-	-	-	-	(5,553,102)	28,427	(5,524,675)

Balance, December 31, 2015	33,183,000	$33,183	$61,743,410	$2,457,180	$28,595,306	$(1,018,861)	$1,356,359	$93,166,577

See accompanying notes to unaudited consolidated financial statements

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS
The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s whollyowned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell two of its subsidiaries, Hang-ao and OV Orange. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking for other opportunities to sell its equity in Hang-ao.  All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, and Hang-ao. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, Sanqiang, OV Orange, and Optical Networking are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Tianli Agritech, Inc. was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates eight production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Tianli Agritech, Inc. changed its name to “Aoxin Tianli Group, Inc.” Its wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Tianli does not own any assets or conduct any operations.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On January 16, 2013, Tianzhili established Hubei Tianzhili (Hefeng) Breeder Hog Co., Ltd (“Hefeng”), a wholly owned subsidiary of Tianzhili, in Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, as a limited liability company. Hefeng never commenced operations and has been dissolved and its business registration terminated.

On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close its farm located in the Caidian District (Farm 8). The Company was advised that all agricultural and manufacturing activities in the area of Dacha Lake in the Caidian District were ordered to shut down before the end of 2013 as part of the government's effort to restore the lake to its natural condition. The Company finished its evacuation of this farm during the first quarter of 2014 and received relocation compensation of $987,459 on June 2014.

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016. Since Aoxin Tianli acquired Hang-ao, Hang-ao had reported a net income of $1,015,128 for its operations in 2014. For the year ended December 31, 2015, Hang-ao reported a net loss of $287,609. According to the earn out payment term in Hang-ao’s acquisition agreement dated on July 15, 2014, if Hang-ao makes a net loss during any year of 2014, 2015 or 2016, part of the acquisition consideration, 1,047,000 Aoxin Tianli common shares, will be fully cancelled. As a result of Hang-ao’s 2015 net loss from its operations, the 1,047,000 common shares of Aoxin Tianli may be fully cancelled by the Company.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On November 10, 2014, the Company entered into a share sale agreement with Mr. Fawei Qiu to and on November 11, 2014, the consideration of RMB 24 million or $3.9 million had been collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement. Since Aoxin Tianli acquired OV Orange, OV Orange reported net income of $1,046,732 for its operations in 2014.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and CEO. As a result of its acquisition of 1,075,000 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the Stock Purchase Agreement and its purchase from the Company of an additional 3,000,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $2.40 per share, Hubei Aoxin Science & Technology Group Co. Ltd. owns a total of 4,075,000 common shares, representing approximately 14.68% of the Company’s outstanding common shares.

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

On December 29, 2015, the Company entered into equity transfer agreements with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu, for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million), as a condition of the sale, the 403,000 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017 as previously stipulated  in the acquisition agreement.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Principles of Consolidation
We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, as well as Hang-ao, and for the periods prior to their sales, Sanqiang, Optical Networking, and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation. The 12% equity interest holders in Hang-ao will be accounted as noncontrolling interest in the Company’s consolidation financial statements.

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of December 31, 2015 and 2014, balances in banks in the PRC were $49,656,897 and $39,123,869, respectively.

Accounts Receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued allowance for doubtful accounts of $0 and $5,735 at December 31, 2015 and 2014.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Inventories
Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded an inventory reserve of $0 and $85,518 at December 31, 2015 and 2014, respectively.

Prepaid Expenses
Prepaid expenses at December 31, 2015 and 2014 totaled $816,646 and $238,875, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the years ended December 31, 2015 and 2014, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $288,857 and $397,321, respectively.

Advances to Suppliers
Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at December 31, 2015 and 2014 totaled $7,823,138 and $635,930, respectively, which included prepayments of $7,823,138 and $512,049 to the Company’s feed suppliers. Management accrued allowance for doubtful accounts of $115,215 and $0 at December 31, 2015 and 2014.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Amortized expenses pertaining to biological assets are included in inventory costs for those piglets to be sold and ultimately become a component of cost of goods sold.

Intangible Assets
Included in the intangible assets are land use rights and distribution networks. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

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

Intangible assets consisted of the following:

	December 31, 2015	December 31, 2014
Amortizable intangible assets:
Carrying amount:
Land use rights	$1,633,132	$1,727,099
Distribution network	1,826,560	1,931,657
Total carrying amount	3,459,692	3,658,756

Accumulated amortization:
Land use rights	(337,096)	(304,869)
Distribution network	(319,648)	(144,874)
Total accumulated amortization	(656,744)	(449,743)
Total intangible assets, net	$2,802,948	$3,209,013

During the first quarter of 2014, we made cash payments totaling $1.1 million to acquire 40% noncontrolling interest of Tianzhili, one of our consolidated entities. These cash payments are reported as an investing activity in the “Cash paid for purchase of noncontrolling interest” caption of our consolidated statement of cash flows.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2016	$241,993
2017	$241,993
2018	$241,993
2019	$241,993
2020	$241,993
Thereafter	$1,592,983

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,633,132	$-	$1.633.132
Distribution network	-	1,826,560	1,826,560
Less: accumulated amortization	(337,096)	(319,648)	(656,744)
Balance as of December 31, 2015	$1,296,036	$1,506,912	$2,802,948

	Hog Farming	Retail	Total
Land use rights	$1,727,099	$-	$1,727,099
Distribution network	-	1,931,657	1,931,657
Less: accumulated amortization	(304,869)	(144,874)	(449,743)
Balance as of December 31, 2014	$1,422,230	$1,786,783	$3,209,013

Impairment of Long-lived Assets
In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2015 and 2014, the Company recorded $11,838 and $0 as impairment charges against its plant and equipment.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Segment Information
The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was operating in two segments, Hog Farming and Retail.

After completion of the Hang-ao and OV Orange acquisitions in 2014, the Company had determined to establish another segment, the emerging business segment, in which it included its operations in electro-hydraulic servo control and optical fiber hardware and software solutions. During the fourth quarter of 2015, the Company determined to sell its subsidiaries, Hang-ao and OV Orange. Subsequently, OV Orange was sold on December 29, 2015. Accordingly, the results of operations from Hang-ao and OV Orange were reflected as discontinued operations in the Company’s consolidated financial statements. As of December 31, 2015, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes
The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2015 and 2014.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products, which are conducted through Hang-ao and included in the Company’s discontinued operations, are subject to the 25% enterprise income tax. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered. However, the Company’s operations in servo-valve products, conducted through Hang-ao, are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s operations in Retail segment, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

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

Basic and Diluted Earnings per Share
The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2015 and 2014.

Foreign Currency Translation
As of December 31, 2015 and 2014, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.4917 per US dollar and RMB 6.1385 per US dollar as of December 31, 2015 and 2014, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

During the years ended December 31, 2015 and 2014, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.2288 and RMB 6.1432 per US dollar for the years ended December 31, 2015 and 2014, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. During the years ended December 31, 2015 and 2014, the Company reported $822,022 and $18,700 as stock based compensation.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted on a retrospective basis. The Company adopted this new standard, effective in the year ended December 31, 2015. There was no impact from this adoption.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company adopted the standard, effective in the year ended December 31, 2015. There was no impact from this adoption.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities are currently required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments, which require non-current presentation only (by jurisdiction), are effective for financial statements issued for annual periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is to be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt this standard, effective as of December 31, 2015. There was no impact from this adoption.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current US GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This standard is effective for fiscal years starting after December 15, 2017, including interim periods within those fiscal years. The standard does not permit early adoption with the exception of certain targeted provisions. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

Reclassification
Certain prior year balances were reclassified to conform to the current year's presentation with consideration of reflecting two of the Company’s subsidiaries, Hang-ao and OV Orange, as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Before Aoxin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the same as Aoxin Tianli. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On November 10, 2014, the Company sold 100% of Optical Networking’s equity interest for $162,906 in cash. Aoxin Tianli recognized a gain of $5,965 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$162,906
Disposed assets and liabilities:
Cash	72,665
Current assets	84,276
156,941
Gain from disposal of subsidiaries, net of income tax	$5,965

On December 29, 2015, the Company sold 95% of OV Orange’s equity interest for $7,317,036 in cash. Aoxin Tianli recognized a gain of $2,144,226 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$7,317,036
Disposed assets and liabilities:
Cash	65,446
Current assets	2,202,581
Long-term prepaid expenses	1,103,974
Fixed assets and construction in progress	925,524
Intangible assets	2,190,288
Liabilities	(1,315,003)
5,172,810
Gain from disposal of subsidiaries, net of income tax	$2,144,226

NOTE 3—ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31,
	2015	2014
Accounts receivable	$292,684	$107,897
Less: Allowance for doubtful accounts	-	(5,735)
	$292,684	$102,162

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the years ended December 31, 2015 and 2014, the Company reported a recovery gain of $5,652 and $4,392, respectively, from the allowance for doubtful accounts.

NOTE 4—INVENTORIES
Inventories consisted of the following:

	December 31,
	2015	2014
Raw materials—hogs	$383,807	$984,045
Work in process—biological assets	2,416,201	3,603,752
Infant hogs	2,853,727	4,195,792
Finished goods—specialty pork products	2,430	128,945
Less: inventory reserve	-	(85,518)
	$5,656,165	$8,827,016

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2015 and 2014, the Company did not write down the value of its inventories. For the year ended December 31, 2015, the Company reported a recovery gain of $84,279 from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS
The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of December 31, 2015 and 2014, advances to suppliers amounted to $7,823,138 and $635,930, respectively. Included in advances to suppliers as of December 31, 2015 and 2014, we had prepaid $7,823,138 and $512,049 to the Company’s feed suppliers. During the years ended December 31, 2015 and 2014, the Company reported a bad debt expense of $120,078 and $0 over its advances to suppliers, respectively, for certain prepayments which may not have future economic benefits to the Company.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 6—OTHER RECEIVABLES
At December 31, 2015 and 2014, the Company reported other receivables of $312,161 and $131,414, respectively, including an allowance for doubtful receivables of $0 and $489. The balances as of December 31, 2015 and 2014 included a deposit of $308,086 and $0 to a professional loan guarantee service company for issuance of the bank acceptance notes. During the years ended December 31, 2015 and 2014, the Company reported a recovery gain of $482 and $60,669, respectively, from the allowance for doubtful accounts.

NOTE 7—RESTRICTED CASH
Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable. At December 31, 2015 and 2014, the Company reported restricted cash of $9,242,571 and $0, respectively, which was collateral for its outstanding bank acceptance notes payable of $12,323,428. Restricted cash will be returned from the bank when the Company fully repays its bank acceptance notes payable.

NOTE 8—LONG-TERM PREPAID EXPENSES
Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Long-term prepaid rental expenses	$1,811,007	$1,915,211
Less: Accumulated amortization	(421,863)	(331,163)
	$1,389,144	$1,584,048

Amortization expense for the years ended December 31, 2015 and 2014 was $113,308 and $114,887, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $113,308 per annum.

NOTE 9—PLANT AND EQUIPMENT
Plant and equipment consist of the following:

	December 31,
	2015	2014
Buildings	$29,975,914	$34,627,738
Vehicles	452,190	512,777
Office equipment	480,970	560,955
Production equipment	2,296,519	2,616,964
	33,205,593	38,318,434
Less: Accumulated depreciation	(9,794,790)	(9,015,578)
	$23,410,803	$29,302,856

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(i)	Depreciation expense was $2,294,276 and $2,243,977 for the years ended December 31, 2015 and 2014, respectively.
(ii)	Disposal of hog farms
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,204,084 or RMB 7.5 million, and reported a loss of $779,337 from the transaction.
(iii)	Impairment charge
On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6, 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $11,838 and $0 for the years ended December 31, 2015 and 2014, respectively. The impairment charge represented the excess of the carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

NOTE 10—CONSTRUCTION IN PROGRESS
Construction in progress consists of amounts expended for upgrading the Company’s feed processing facility. Once construction is completed, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of December 31, 2015 and 2014, the construction in progress was $0 and $50,664, respectively. Included in the construction in progress, there was $21,566 for upgrading the feed processing facility which had been resold in 2015 with a gain of $4,254.

NOTE 11—BIOLOGICAL ASSETS
Biological assets consist of the following:

	December 31,
	2015	2014
Breeding hogs	$5,481,979	$6,712,355
Less: Accumulated amortization	(3,901,132)	(4,675,532)
	$1,580,847	$2,036,823

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

As of December 31, 2015 and 2014, $836,972 and $982,172 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2015 and 2014 was $531,647 and $1,142,045, respectively.

NOTE 12—INTANGIBLE ASSETS
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

Intangible assets at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Land use rights	$1,633,132	$1,727,099
Distribution network	1,826,560	1,931,657
Less: Accumulated amortization	(656,744)	(449,743)
	$2,802,948	$3,209,013

Amortization expense for the years ended December 31, 2015 and 2014 was $241,240 and $196,347, respectively. The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2016	$241,993
2017	$241,993
2018	$241,993
2019	$241,993
2020	$241,993
Thereafter	$1,592,983

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 13—SHORT-TERM LOANS
As of December 31, 2015 and 2014, the short-term loans are as follows:

	December 31, 2015	December 31, 2014
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by February 6, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	$-	$1,140,344
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 8.4%, due by January 21, 2015, guaranteed by Wuhan Agriculture Guarantee Co., Ltd. and Tianzhili and secured by certain assets of the Company. The loan had been repaid in January 21, 2015.	-	488,718
Loan payable to Wuhan Rural Commercial Bank, annual interest rate of 8.4%, due by August 4, 2015 guaranteed by Wuhan Aoxin Investment and Guarantee Services, Co., Ltd.	-	781,950
	-	-
	$-	$2,411,012

In 2014, the Company paid $40,695 to guarantee service providers for providing guarantees of the loans from Shanghai Pudong Development Bank and $14,064 to Wuhan Aoxin Investment and Guarantee Services, Co., Ltd., a related party whose major shareholder has an indirect investment relationship with the Company, for providing a guarantee service of the Company’s bank loan from Wuhan Rural Commercial Bank. No such payment was made during the year ended December 31, 2015. Amounts of $50,043 and $599,815 were recorded as interest expense for the years ended December 31, 2015 and 2014, respectively.

NOTE 14—BANK ACCEPTANCE NOTES PAYABLE
Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2015 and 2014, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2015	December 31, 2014
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 15, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$1,540,429	$-
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 20, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,429	-
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 26, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,429	-
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 30, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,429	-
Shanghai Pudong Development Bank, non-interest bearing, due June 21, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,428	-
Shanghai Pudong Development Bank, non-interest bearing, due June 22, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,428	-
Shanghai Pudong Development Bank, non-interest bearing, due June 23, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,428	-
Shanghai Pudong Development Bank, non-interest bearing, due June 24, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,540,428	-
	$12,323,428	$-

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

In 2015, the Company paid $124,952 to Wuhan Agriculture Guarantee Co., Ltd. for guarantees of the Company’s bank acceptance notes payable from Shanghai Pudong Development Bank. The Company also made a cash deposit of $308,086 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the bank acceptance notes payable. The deposit was reported as part of other receivables and will be returned when the Company repays the notes payable to Shanghai Pudong Development Bank.

NOTE 15—OTHER PAYABLES
Other payables at December 31, 2015 and 2014 were $3,041,085 and $2,972,674, respectively. Included in other payables as of December 31, 2015 and 2014 were mainly deposit payables of $2,346,776 and $2,861,203 for joint development agreements with cooperatives in Enshi Autonomous Prefecture..

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow the black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2015 and 2014, deposits from farmers were $2,346,776 and $2,861,203, respectively.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

In addition to the deposit payables from farmers, other payables also includes a down payment related to the Company’s terminated equity transaction. On November 13, 2015, the Company entered into an equity transfer agreement for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million) and received $616,171 as a retainer from the buyer to secure this transaction. On December 25, 2015, the Company terminated the equity transfer agreement for due to the inability to obtain proper land use permits and deeds for its properties. The retainer of $616,171 will be returned to the buyer.

The amortization of deposit payables for the years ended December 31, 2015 and 2014 was $373,898 and $284,331. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2016	$373,897
2017	$373,897
2018	$373,897
2019	$373,897
2020	$373,897
Thereafter	$477,291

NOTE 16—INCOME TAXES
The Company’s operations in the People’s Republic of China are subject to the Income Tax Law of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products through Hang-ao, which are reflected in the Company’s discontinued operations, are subject to the 25% enterprise income tax. Aoxin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered. However, the Company’s operations in servo-valve business are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s operations in Retail segment, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2015	2014
Tax computed at China statutory rates	25%	25%
Effect of exempt rate on Hog Farming and Retail operations	(25%)	(25%)
Effective rate	-	-

As of December 31, 2015 and 2014, the Company reported no deferred tax assets or liabilities. The Company’s income tax returns since inception are subject to audit by regulatory authorities. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Due from related party
The amount due from related party was $0 and $78,195 as of December 31, 2015 and 2014, respectively. The amount due as of December 31, 2014 was a security deposit to Wuhan Aoxin Investment and Guarantee Service Co., Ltd. who provided a guarantee service at a bank loan of $781,950 from Wuhan Rural Commercial Bank.

Loan receivable – related party
At December 31, 2014, the Company reported a loan receivable of $1,629,062 to a related party, Wuhan Blueeye Photo-electricity Industry Co., Ltd. (“Blueeye”) whose CEO and major shareholder has an indirect investment relationship with the Company. This loan receivable was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

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

Advances from customers – related party
As of December 31, 2014, OV Orange reported an advance from customer of $58,451 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”) Central Aoxin’s registered agent was Mr. Ping Wang, the Company’s former Chairman and CEO. This advance from customers was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

Other payable – related party
On October 10, 2013, Hang-ao entered into a real estate purchase agreement with Hubei Hang-ao Servo Technology Co., Ltd., whose principal shareholder is one of the Company’s shareholders, to buy a two story office and a residential apartment for employee use. The total purchase price was RMB 30,112,439 or $4.9 million. Hang-ao had paid $4.7 million in 2013 and those apartments were transferred to Hang-ao in 2014. As of December 31, 2014, the Company reported an outstanding payable of $180,457. This other payable was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets.

Due to related party
As of December 31, 2014, the amount due to related party was $48,926, representing advances from the Company’s Chief Executive Officer, Ms. Hanying Li. Other than $48,926 payable to Ms. Li, the Company also reported a payable of $406,306 to Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes and this payable was reflected as part of assets from discontinued operations in the Company’s consolidated balance sheets. Such advances are non-interest bearing and due upon demand.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

From August 26, 2014 (acquisition date) to December 31, 2014, OV Orange borrowed $89,530 from Hubei Aoxin Science and Technology Group Co., Ltd. This loan was non- interest bearing and due upon demand. The loan had been repaid fully in 2014. The Chairman and a principal shareholder of Hubei Aoxin Science and Technology Group Co., Ltd. was Mr. Ping Wang, the Company’s former Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao collected $1,090,637 from Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) for a prior year loan receivable. This loan was non-interest bearing and due upon demand. One of Hangxiang’s major shareholders has an indirect investment relationship with the Company.

Revenues – related party
During the year ended December 31, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and recognized revenues of $25,306 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our former Chairman and CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Aocheng Casting Materials Co., Ltd. (“Aocheng Casting”) and recognized revenues of $867,176. The Company’s former Chairman and CEO, Mr. Ping Wang, indirectly holds an quity interest in Aocheng Casting.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Central Aoxin and recognized revenues of $594,716. Central Aoxin’s registered agent was Mr. Ping Wang, the  Company’s former Chairman and CEO.

From July 15, 2014 (acquisition date) to December 31, 2014, Hang-ao sold its servo valve products to Hubei Xiangfan Hangxiang Electro-Hydraulic Servo Technology Co., Ltd. (“Hangxiang”) and Hubei Yuren Electromechanical Hydraulic Technology Co., Ltd. (“Yuren”) and recognized revenues of $9,306 and $15,303, respectively. As of December 31, 2014, the Company reported accounts receivable of $0 and $19,875 from Hangxiang and Yuren, respectively. One of Hangxiang’s and Yuren’s major shareholders has an indirect investment relationship with the Company.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The related party revenues mentioned above were included in the results of discontinued operations of the Company’s consolidated statements of operations and comprehensive income.

Bank loan guaranteed by related party
Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $781,950 from Wuhan Rural Commercial Bank which had been repaid on August 4, 2015.

Bank loan collateral provided by related party
Wuhan Eastlake Hi-Tech Innovation Center whose controller is Mr. Wei Gong, a shareholder of the Company, provided its owned real assets as collateral for the Company’s short-term bank loan of $1,472,899 with Industrial and Commercial Bank of China and this loan had been fully repaid in 2014. As a result, the related party mentioned above was no longer proving any collateral for the Company’s bank loans.

Issuance of common stock
On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 3 of the mentioned employees had resigned, including Mr. Ping Wang, and the relevant stock awards of 204,000 common shares will be canceled and returned to the Company.

On April 10, 2014, the Company entered into a subscription agreement with Mr. Ping Wang, the former Chairman and CEO, for the issuance and sale of 2,600,000 common shares for a purchase price of $5,720,000, or $2.20 per share. After giving effect to the sale, Mr. Wang owned 5,600,000 common shares, representing approximately 28.6% of the Company’s outstanding common shares.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

NOTE 18—CAPITAL STOCK
The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of December 31, 2015 and 2014, it had 33,183,000 shares and 32,373,000 shares issued and outstanding, respectively.

On December 6, 2010 the Company granted 26,000 options with an exercise price of $6.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant. The 26,000 options were given up when new options were granted on October 1, 2014.

On March 24, 2014, the Company sold and issued 3,000,000 shares of the Company’s common stock to Mr. Ping Wang, who had been appointed as Chairman of the board of directors and Chief Executive Officer of the Company on March 28, 2014, at $2.00 per share.

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

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On October 1, 2014, the Company granted 70,000 options with an exercise price of $2.50 to the non-employee directors with vesting of 23,000 options as of the date of grant, 24,000 options vesting in December 2015, and the final 23,000 options vesting in December 2016, contingent on the directors continuing to serve as a board member. The option can be exercised through October 1, 2021. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors had resigned. As a result, 7,000 of the 70,000 options had been canceled. For the year ended December 31, 2015, the Company reported an amortization expense of $26,702.

On November 28, 2014, the Company sold and issued 4,600,000 shares of the Company’s common stock to independent third parties, Mr. Kai Xiao (1,500,000 shares), Mr. Wei Huang (1,500,000 shares), Mr. Yingjian Li (800,000 shares) and Mr. Ruinao Yang (800,000 shares) at $2.40 per share.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

On December 16, 2014, the Company issued 10,000 shares of the Company’s common stock to an investor relationship consulting firm for its 2014 consulting services. The shares were valued at $18,700 and recognized as compensation cost as part of the Company’s general and administrative expenses.

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vest in December 2015, and 243,000 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the year ended December 31, 2015, 3 of the 7 employees, including the Company’s former CEO, had resigned and the relevant unvested 204,000 shares will be canceled. For the year ended December 31, 2015, the Company reported an amortization expense of $795,320.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$1.20	$0.56
Stock Price at Date of Grant	$2.00	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	105.24%	31.3%
Risk-Free Interest Rate	1.00%	1.40%

The following table summarizes the stock options and warrants outstanding as of December 31, 2015 and 2014 and the activity during the year ended December 31, 2015

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	70,000	$2.50	210,000	$7.21
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(7,000)	2.50	(210,000)	-
Outstanding at December 31, 2015	63,000	$2.50	-	$-
Exercisable at December 31, 2015	43,000	$2.50	-	$-

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The weighted average remaining contractual life for the options is 5.75 years. The market value of the Company’s common stock was $0.90 and $1.73 as of December 31, 2015 and 2014, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2015 and 2014 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,457,180 and $2,532,813 as of December 31, 2015 and 2014.

NOTE 20—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers
As of December 31, 2015 and 2014, 100% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the years ended December 31, 2015 and 2014, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 21—GOVERNMENT SUBSIDIES
The Company received subsidies of $3,532 and $52,578 in the years ended December 31, 2015 and 2014, respectively. The subsidies were for recurring breeder hog subsidies during the years ended December 31, 2015 and 2014.

NOTE 22—COMMITMENTS AND CONTINGENCIES

General
The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2015 and 2014.

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
Lease obligations
The Company leases office space that has a remaining term of 4 months.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2015 and 2014 was $81,711 and $85,762, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2015 under all non-cancelable leases for years ending December 31:
Operating Leases
2016	$79,168
2017	$78,968
2018	$78,366
2019	$78,366
2020	$55,247
Thereafter	$1,349,227

NOTE 23—SEGMENT INFORMATION
The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of December 31, 2015, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the year ended December 31, 2015 and 2014 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Year Ended December 31, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$35,903,692	$1,464,264	$37,367,956
Inter-segment revenues	-	-	-
Revenues from external customers	$35,903,692	$1,464,264	$37,367,956
Segment income (loss)	$4,663,180	$(389,016)	$4,274,164
Unallocated corporate loss			(1,292,072)
Income before income taxes from continuing operations			2,982,092
Income taxes			-
Net income from continuing operations			2,982,092
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(690,385)
Gain from disposal of discontinued component, net of income taxes			2,144,226
Net income			$4,435,933
Other segment information:
Depreciation and amortization	$2,447,266	$245,999	$2,693,265

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Year Ended December 31, 2014	Hog Farming	Retail	Consolidated
Segment revenues	$37,202,604	$1,330,870	$38,533,474
Inter-segment revenues	-	-	-
Revenues from external customers	$37,202,604	$1,330,870	$38,533,474
Segment income	$2,942,521	$13,799	$2,956,320
Unallocated corporate loss			(303,577)
Income before income taxes from continuing operations			2,652,743
Income taxes			-
Net income from continuing operations			2,652,743
Discontinued operations:
Gain from operations of discontinued component, net of income taxes			2,061,860
Gain from disposal of discontinued component, net of income taxes			-
Net income			$4,714,603
Other segment information:
Depreciation and amortization	$3,100,409	$197,629	$3,298,038

Condensed financial status with respect to these reportable business segments as of December 31, 2015 and 2014 is as follows:

As of December 31, 2015	Hog Farming	Retail	Consolidated
Total segment assets	$100,644,120	$1,757,852	$102,401,972
Other unallocated corporate assets			8,508,469
			$110,910,441
Other segment information:
Expenditures for segment assets	$-	$2,741	$2,741

As of December 31, 2014
Total segment assets	$84,112,595	$602,337	$84,714,932
Other unallocated corporate assets			18,838,592
			$103,553,524
Other segment information:
Expenditures for segment assets	$8,524,889	$1,083,100	$9,607,989

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 24—DISCONTINUED OPERATIONS
Discontinued operations primarily included our servo-valve business and our security and protection business which were conducted via two of our subsidiaries, Hang-ao and OV Orange. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

During the fourth quarter of 2015, the Company determined to sell two of its subsidiaries, Hang-ao and OV Orange. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking for other opportunities to sell its equity in Hang-ao.

Financial Information for Discontinued Operations

	December 31, 2015
	Hang-ao	OV Orange	Total
Accounts receivable, net	$24,225	$-	$24,225
Inventories, net	1,744,024	-	1,744,024
Plant and equipment, net	6,148,541	-	6,148,541
Other	9,647	-	9,647
Assets of discontinued operations	$7,926,437	$-	$7,926,437

Short-term loan	$1,540,429	$-	$1,540,429
Accounts payable and accrued payables	461,992	-	461,992
Other payables	54,909	-	54,909
Due to related party	302,366	-	302,366
Liabilities of discontinued operations	$2,359,696	$-	$2,359,696

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2014
	Hang-ao	OV Orange	Total
Accounts receivable, net	$700,115	$1,455,392	$2,155,507
Inventories, net	1,853,707	335,040	2,188,747
Advances to suppliers	15,261	400,068	415,329
Loan receivable – related party	-	1,629,062	1,629,062
Long-term prepaid expenses, net	-	1,248,948	1,248,948
Plant and equipment, net	6,864,860	357,453	7,222,313
Construction in progress	-	659,464	659,464
Intangible assets, net	-	2,586,746	2,586,746
Others	4,950	121,593	126,543
Total assets	$9,438,893	8,793,766	18,232,659

Accounts payable and accrued payables	$988,267	$695,365	$1,683,632
Deferred income	-	260,058	260,058
Special payable	-	182,488	182,488
Due to related party	406,306	-	406,306
Others	8,741	106,290	115,031
Liabilities of discontinued operations	$1,403,314	$1,244,201	$2,647,515

	For the Year Ended December 31, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$1,894,704	$1,010,108	$2,904,812
Costs and expenses	2,097,873	1,410,159	3,508,032
Loss before taxes	(203,169)	(400,051)	(603,220)
Income taxes	87,140	25	87,165
Loss from discontinued operations, net of taxes	$(290,309)	$(400,076)	$(690,385)

Disposal
Gain on disposal before income taxes	$-	$2,144,226	$2,144,226
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$2,144,226	$2,144,226

Earnings (loss) from discontinued operations, net of taxes	$(290,309)	$1,744,150	$1,453,841

Contents

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended December 31, 2014
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$3,624,905	$2,140,309	$5,765,214
Costs and expenses	2,436,626	1,011,560	3,448,186
Income (loss) before taxes	1,188,279	1,128,749	2,317,028
Income taxes	173,151	82,017	255,168
Earnings (loss) from discontinued operations, net of taxes	$1,015,128	$1,046,732	$2,061,860

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Earnings from discontinued operations, net of taxes	$1,015,128	$1,046,732	$2,061,860

NOTE 25—SUBSEQUENT EVENTS
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

If  the  Company  does  not  regain  compliance by March 21, 2016,  the  Company  may be  eligible  for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff of NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff of NASDAQ that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff of NASDAQ will provide notice to the Company advising that its securities will be subject to delisting.

The Company is evaluating available options to resolve the deficiency and regain compliance with the minimum bid price rule.