Form 10-K/A
period 2015-12-31
AOXIN TIANLI GROUP, INC.
filed 2016-03-16
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

        This amendment is being filed to include as exhibit 23.1 the consent of our registered independent certified public accountant to the incorporation by reference to our consolidated financial statements for the fiscal years ended December 31, 2015 and 2014 in our registration statement on Form S-8 relating to our Share Incentive Plan.

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

10.37	Restricted Stock Award Agreement with Ping Wang dated February 3, 2015 (incorporated by reference to exhibit 10.37 to the Company’s Report on Form 10-K filed March 18, 2015).
10.38	Restricted Stock Award Agreement with Hanying Li dated February 3, 2015 (incorporated by reference to exhibit 10.38 to the Company’s Report on Form 10-K filed March 18, 2015).
10.39	Restricted Stock Award Agreement with Jung Wang dated February 3, 2015 (incorporated by reference to exhibit 10.39 to the Company’s Report on Form 10-K filed March 18, 2015).
14.1	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14.1 to the 2010 Registration Statement).
16.1	Letter of RBSM LLP to the Commission (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013).
21.1*	Subsidiaries of the Registrant
23.1	Consent of HHC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

___________

*Previously filed on March 14, 2016 with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOXIN TIANLI GROUP, INC.

Dated: March 16, 2016	By:	/s/ Hanying Li
Hanying Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Houliang Yu
Houliang Yu
Chief Financial Officer (Principal Financial and Accounting Officer)