Form 10-Q
period 2016-03-31
AOXIN TIANLI GROUP, INC.
filed 2016-05-11
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 11, 2016, the Registrant had outstanding 31,952,000 shares of common stock, par value $0.001 per share.

AOXIN TIANLI GROUP, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2015 filed on March 14, 2016.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$51,719,456	$49,656,897
Accounts receivable, net	167,275	292,684
Inventories	6,092,519	5,656,165
Advances to suppliers	5,847,964	7,823,138
Prepaid expenses	334,734	816,646
Other receivables	313,597	312,161
Restricted cash	3,101,088	9,242,571
Assets from discontinued operations	6,610,381	7,926,437
Total Current Assets	74,187,014	81,726,699

Long-term prepaid expenses	1,370,907	1,389,144
Plant and equipment, net	24,629,880	23,410,803
Biological assets, net	1,682,450	1,580,847
Intangible assets, net	2,763,106	2,802,948

Total Assets	$104,633,357	$110,910,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank acceptance notes payable	$6,202,175	$12,323,428
Accounts payable and accrued liabilities	23,934	19,655
Other payables	2,926,237	3,041,085
Liabilities from discontinued operations	2,333,206	2,359,696
Total Liabilities	11,485,552	17,743,864

Stockholders’ Equity:
Common stock ($0.001 par value, 100,000,000 shares
authorized, 33,183,000 shares and 32,999,000 shares issued and 31,952,000 shares outstanding on March 31, 2016, and 33,203,000 shares issued and 33,183,000 shares outstanding on December 31, 2015)	31,952	33,183
Additional paid in capital	61,395,561	61,743,410
Statutory surplus reserves	2,457,180	2,457,180
Retained earnings	28,490,408	28,595,306
Accumulated other comprehensive income	(410,598)	(1,018,861)
Stockholders’ Equity – Aoxin Tianli Group, Inc., and Subsidiaries	91,964,503	91,810,218
Noncontrolling interest	1,183,302	1,356,359
Total Stockholders’ Equity	93,147,805	93,166,577
Total Liabilities and Stockholders’ Equity	$104,633,357	$110,910,441

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$9,059,268	$9,588,415
Cost of goods sold	6,958,752	8,043,856
Gross profit	2,100,516	1,544,559

General and administrative expenses	943,935	1,646,982
Selling expenses	102,288	192,839
Operating expenses	1,046,223	1,839,821

Income (loss) from operations	1,054,293	(295,262)

Other income (expense):
Interest income	81,843	5,133
Other income (expense)	459	(68,754)
Total other income (expense)	82,302	(63,621)

Income (loss) before income taxes	1,136,595	(358,883)
Income taxes	-	-
Net income (loss) from continuing operations	1,136,595	(358,883)

Discontinued operations:
Gain (loss) from operations of discontinued component, net of taxes	(1,410,787)	142,371
Net loss	(274,192)	(216,512)

Net loss (income) attributable to the noncontrolling interest	169,294	(23,439)
Net loss attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$(104,898)	$(239,951)

Earnings (loss) per share, continuing operations – Basic and Diluted	$0.03	$(0.01)
Loss per share, discontinued operations – Basic and Diluted	$(0.04)	$-
Weighted average shares outstanding – Basic and Diluted	33,121,667	32,913,000

Comprehensive income (loss):
Net loss attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$(104,898)	$(239,951)
Unrealized foreign currency translation adjustment	608,263	13,625
Comprehensive income (loss)	$503,365	$(226,326)

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,136,595	$(216,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	550,631	797,626
Amortization of prepaid expenses	130,844	684,115
Amortization of long-term prepaid expenses	26,977	28,755
Provision for doubtful accounts	-	117,932
Loss from inventory valuation	-	12,017
Loss from disposal of biological assets	185,099	68,594

Changes in operating assets and liabilities:
Accounts receivable	125,558	51,170
Inventories	1,195,471	853,717
Advances to suppliers	-	1,073,475
Prepaid expenses	(9,828)	(37,346)
Other receivables	605	39,081
Accounts payable and accrued liabilities	16,092	(3,259)
Advances from customers	-	(45,177)
Other payables	-	(82,114)
Net cash provided by operating activities from continuing operations	3,358,044	3,342,074
Net cash provided by (used in) operating activities from discontinued operations	(121,221)	29,094
Net cash provided by operating activities	3,236,823	3,371,168

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(1,610,201)	(274)
Net cash used in investing activities from continuing operations	(1,610,201)	(274)
Net cash provided by investing activities from discontinued operations	-	1,618,458
Net cash provided by (used in) investing activities	(1,610,201)	1,618,184

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash returned from (deposited to) banks	6,115,787	(3,585,339)
Due to (from) related party	-	117,507
Repayments of short-term loans	(6,115,787)	(1,629,700)
Net cash used in financing activities from continuing operations	-	(5,097,532)
Net cash provided by financing activities from discontinued operations	-	1,436,374
Net cash used in financing activities	-	(3,661,158)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	435,937	302,270
NET INCREASE IN CASH	2,062,559	1,630,464
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,656,897	39,123,869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,719,456	$40,754,333

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$-	$28,216
Income tax paid	$-	$87,119

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Prepayments for raw material purchases made with bank acceptance notes	$-	$6,518,799
Shares issued to employees	$-	$1,433,700
Inventories transferred to biological assets	$1,998,318	$-
Inventories transferred to biological assets	$409,197	$-
Cancelation of shares related to Hang-ao acquisition	$1,047	$-
Cancelation of shares related to employees' compensation	$361,080	$-

See notes to financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) which changed its name to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” on June 6, 2014; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s whollyowned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell two of its subsidiaries, Hang-ao and OV Orange. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking other opportunities to sell its equity in Hang-ao.  All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, and Hang-ao. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, Sanqiang, OV Orange, and Optical Networking are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. Hang-ao is the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016. Since Aoxin Tianli acquired Hang-ao, Hang-ao reported net income of $1,015,128 for its operations in 2014. For the year ended December 31, 2015, Hang-ao reported a net loss of $287,609. According to the earn out payment terms in Hang-ao’s acquisition agreement dated on July 15, 2014, if Hang-ao makes a net loss during any year of 2014, 2015 or 2016, part of the acquisition consideration, 1,047,000 Aoxin Tianli common shares, will be fully cancelled. As a result of Hang-ao’s 2015 net loss from operations, the 1,047,000 common shares of Aoxin Tianli had been fully cancelled by the Company in the first quarter of 2016.

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

Cash

Cash consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of March 31, 2016 and December 31, 2015, balances in banks in the PRC were $51,719,456 and $49,656,897, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrue any allowance for doubtful accounts at March 31, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve at March 31, 2016 and December 31, 2015, respectively.

Prepaid Expenses

Prepaid expenses at March 31, 2016 and December 31, 2015 totaled $334,734 and $816,646, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended March 31, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $130,844 and $684,115, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at March 31, 2016 and December 31, 2015 totaled $5,847,964 and $7,823,138, respectively, which represented prepayments to the Company’s feed suppliers. Management accrued allowance for doubtful accounts of $115,972 and $115,215 at March 31, 2016 and December 31, 2015.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2016 and 2015, the Company did not record impairment charges against its plant and equipment.

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

After completion of the Hang-ao and OV Orange acquisitions in 2014, the Company had determined to establish another segment, the emerging business segment, in which it included its operations in electro-hydraulic servovalves and optical fiber hardware and software solutions. During the fourth quarter of 2015, the Company determined to sell its subsidiaries, Hang-ao and OV Orange. Subsequently, OV Orange was sold on December 29, 2015. Accordingly, the results of operations from Hang-ao and OV Orange were reflected as discontinued operations in the Company’s consolidated financial statements. As of March 31, 2016 and December 31, 2015, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2016 and December 31, 2015.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three month periods ended March 31, 2016 and 2015.

Foreign Currency Translation

As of March 31, 2016 and December 31, 2015, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.4494 and RMB 6.4917 per US dollar as of March 31, 2016 and December 31, 2015, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2016 and 2015, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB6.5405 and RMB 6.1361 per US dollar for the three months ended March 31, 2016 and 2015, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of March 31, 2016 and December 31, 2015, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company starting on January 1, 2017. The Company is currently evaluating the impact this guidance will have on its combined financial position, results of operations and cash flows.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Entities are currently required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance is to be applied prospectively to measurement period adjustments that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 early, effective in the year ended December 31, 2015.

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

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company is currently assessing the impact and timing of adopting this guidance on its consolidated financial statements.

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

Reclassification

Certain prior year balances were reclassified to conform to the current period presentation with consideration of reflecting two of the Company’s subsidiaries, Hang-ao and OV Orange, as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$7,317,036
Disposed assets and liabilities:
Cash	65,446
Current assets	2,202,581
Long-term prepaid expenses	1,103,974
Fixed assets and construction in progress	925,524
Intangible assets	2,190,288
Liabilities	(1,315,003)
5,172,810
Gain from disposal of subsidiaries, net of income tax	$2,144,226

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2016	2015
Accounts receivable	$167,275	$292,684
Less: Allowance for doubtful accounts	-	-
	$167,275	$292,684

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the three months ended March 31, 2016 and 2015, the Company reported a recovery gain of $0 and $4,041, respectively, from the allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Raw materials—hogs	$842,279	$383,807
Work in process—biological assets	2,522,168	2,416,201
Infant hogs	2,728,072	2,853,727
Finished goods—specialty pork products	-	2,430
Less: inventory reserve	-	-
	$6,092,519	$5,656,165

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2016 and December 31, 2015, the Company did not write down the value of its inventories. For the three months ended March 31, 2016 and 2015, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of March 31, 2016 and December 31, 2015, advances to suppliers amounted to $5,847,964 and $7,823,138, respectively. Included in advances to suppliers as of March 31, 2016 and December 31, 2015, we had prepaid $5,847,964 and $7,823,138 to the Company’s feed suppliers. During the three months ended March 31, 2016 and 2015, the Company reported a bad debt expense of $0 and $121,892 over its advances to suppliers, respectively, for certain prepayments which may not have future economic benefits to the Company.

NOTE 6—OTHER RECEIVABLES

At March 31, 2016 and December 31, 2015, the Company reported other receivables of $313,597 and $312,161, respectively, including no allowance for doubtful receivables. The balances as of March 31, 2016 and December 31, 2015 included a deposit of $310,109 and $308,086 to a professional loan guarantee service company for issuance of bank acceptance notes. During the three months ended March 31, 2016 and 2015, the Company reported a bad debt expense of $0 and $81, respectively, from the allowance for doubtful accounts.

NOTE 7—RESTRICTED CASH

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable. At March 31, 2016 and December 31, 2015, the Company reported restricted cash of $3,101,088 and $9,242,571, respectively, which was collateral for its outstanding bank acceptance notes payable of $6,202,175 and $12,323,428. Restricted cash will be returned from the bank when the Company fully repays its bank acceptance notes payable.

NOTE 8—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Prepaid rental expenses	$1,822,899	$1,811,007
Less: Accumulated amortization	(451,992)	(421,863)
	$1,370,907	$1,389,144

Amortization expense for the three months ended March 31, 2016 and 2015 was $26,977 and $28,755, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $107,909 per annum.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2016	2015
Buildings	$30,172,753	$29,975,914
Vehicles	455,160	452,190
Office equipment	477,645	480,970
Production equipment	3,951,030	2,296,519
	35,056,588	33,205,593
Less: Accumulated depreciation	(10,426,708)	(9,794,790)
	$24,629,880	$23,410,803

a)	Depreciation expense was $444,617 and $559,440 for the three months ended March 31, 2016 and 2015, respectively.

b)
Disposal of hog farms
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,204,084 or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

c)
Impairment charge
On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6, 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $0 and $12,017 for the three months ended March 31, 2016 and 2015, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2016	2015
Breeding hogs	$4,745,656	$5,481,979
Less: Accumulated amortization	(3,063,206)	(3,901,132)
	$1,682,450	$1,580,847

As of March 31, 2016 and December 31, 2015, $749,047 and $836,972 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2016 and 2015 was $48,578 and $176,965, respectively.

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

Intangible assets at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Land use rights	$1,643,855	$1,633,132
Distribution network	1,838,554	1,826,560
Less: Accumulated amortization	(719,303)	(656,744)
	$2,763,106	$2,802,948

Amortization expense for the three month periods ended March 31, 2016 and 2015 was $57,436 and $61,221, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2016	$230,463
2017	$230,463
2018	$230,463
2019	$230,463
2020	$230,463
Thereafter	$1,668,228

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,643,855	$-	$1,643,855
Distribution network	-	1,838,554	1,838,554
Less: accumulated amortization	(351,592)	(367,711)	(719,303)
Balance as of March 31, 2016	$1,292,263	$1,470,843	$2,763,106

	Hog Farming	Retail	Total
Land use rights	$1,633,132	$-	$1.633.132
Distribution network	-	1,826,560	1,826,560
Less: accumulated amortization	(337,096)	(319,648)	(656,744)
Balance as of December 31, 2015	$1,296,036	$1,506,912	$2,802,948

NOTE 12—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At March 31, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	March 31, 2016	December 31, 2015
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 15, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$-	$1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 20, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 26, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 30, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, due June 21, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,550,544	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 22, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,550,544	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 23, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,550,544	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 24, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	1,550,543	1,540,428
	$6,202,175	$12,323,428

As of March 31, 2016 and December 31, 2015, the Company made a cash deposit of $310,109 and $308,086, respectively, to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the bank acceptance notes payable. The deposit was reported as part of other receivables and will be returned when the Company repays the notes payable to Shanghai Pudong Development Bank.

NOTE 13—OTHER PAYABLES

Other payables at March 31, 2016 and December 31, 2015 were $2,926,237 and $3,041,085, respectively. Included in other payables as of March 31, 2016 and December 31, 2015 were mainly deposit payables of $2,271,908 and $2,346,776 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2016 and December 31, 2015, deposits from farmers were $2,271,908 and $2,346,776, respectively.

In addition to the deposit payables from farmers, other payables also includes a down payment related to the Company’s terminated equity transaction. On November 13, 2015, the Company entered into an equity transfer agreement for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million) and received $620,218 as a retainer from the buyer to secure this transaction. On December 25, 2015, the Company terminated the equity transfer agreement due to the inability to obtain proper land use permits and deeds for its properties. The retainer of $620,218 will be returned to the buyer.

The amortization of deposit payables for the three months ended March 31, 2016 and 2015 was $115,074 and $94,887. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2015	$356,084
2016	$356,084
2017	$356,084
2018	$356,084
2019	$356,084
Thereafter	$491,488

NOTE 14—RELATED PARTY TRANSACTIONS

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

Issuance of common stock

On February 6, 2015, the Company issued 810,000 common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 3 of the mentioned employees resigned, including Mr. Ping Wang, and the relevant stock awards of 204,000 common shares had been canceled and returned to the Company on March 8, 2016.

NOTE 15—CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of March 31, 2016 and December 31, 2015, it had 31,952,000 shares and 33,183,000 shares outstanding, respectively.

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

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vest in December 2015, and 243,000 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the year ended December 31, 2015, 3 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 204,000 shares had been canceled on March 8, 2016. For the three months ended March 31, 2016 and 2015, the Company reported an amortization expense of $69,325 and $597,375.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$1.20	$0.56
Stock Price at Date of Grant	$2.00	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	105.24%	31.3%
Risk-Free Interest Rate	1.00%	1.40%

The following table summarizes the stock options and warrants outstanding as of March 31, 2016 and December 31, 2015 and the activity during the three months ended March 31, 2016.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	63,000	$2.50	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2016	63,000	$2.50	-	$-
Exercisable at March 31, 2016	43,000	$2.50	-	$-

The fair value of the director options were estimated as of the grant date using the Black Scholes options pricing model. The determination of the fair value is affected by the price of the Company’s common stock at the grant date as well as assumptions made regarding the expected price volatility of the common stock over the terms of the grant, the risk-free interest rate and any expected dividends.

The weighted average remaining contractual life for the options is 5.5 years. The market value of the Company’s common stock was $0.69 and $0.90 as of March 31, 2016 and December 31, 2015, respectively. The intrinsic value of the outstanding options as of March 31, 2016 and December 31, 2015 was $0.

NOTE 16—STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,457,180 and $2,457,180 as of March 31, 2016 and December 31, 2015.

Credit risk and major customers

As of March 31, 2016 and December 31, 2015, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the three months ended March 31, 2016, there were no customers that accounted for more than 10% of the Company’s revenue. During the three months ended March 31, 2015, there were two customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2016 and December 31, 2015.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2016 and 2015 was $18,849 and $21,465, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2016 under all non-cancelable leases for years ending December 31:

Operating Leases
2016	$56,547
2017	$74,632
2018	$74,632
2019	$74,632
2020	$52,615
Thereafter	$1,337,552

NOTE 18—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of March 31, 2016, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended March 31, 2016 and 2015 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Three Months Ended March 31, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$8,639,062	$420,206	$9,059,268
Inter-segment revenues	-	-	-
Revenues from external customers	$8,639,062	$420,206	$9,059,268
Segment income (loss)	$1,336,766	$(17,539)	$1,319,227
Unallocated corporate loss			(182,632)
Income before income taxes from continuing operations			1,136,595
Income taxes			-
Net income from continuing operations			1,136,595
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(1,410,787)
Gain from disposal of discontinued component, net of income taxes			-
Net loss			$(274,192)
Other segment information:
Depreciation and amortization	$492,027	$58,604	$550,631

Three Months Ended March 31, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$9,091,780	$496,635	$9,588,415
Inter-segment revenues	-	-	-
Revenues from external customers	$9,091,780	$496,635	$9,588,415
Segment income (loss)	$798,714	$(338,990)	$459,724
Unallocated corporate loss			(818,607)
Loss before income taxes from continuing operations			(358,883)
Income taxes			-
Net loss from continuing operations			(358,883)
Discontinued operations:
Income from operations of discontinued component, net of income taxes			142,371
Gain from disposal of discontinued component, net of income taxes			-
Net loss			$(216,512)
Other segment information:
Depreciation and amortization	$629,111	$168,515	$797,626

Condensed financial status with respect to these reportable business segments as of March 31, 2016 and December 31, 2015 is as follows:

As of March 31, 2016	Hog Farming	Retail	Consolidated
Total segment assets	$96,175,438	$1,721,880	$97,897,318
Other unallocated corporate assets			6,736,039
			$104,633,357
Other segment information:
Expenditures for segment assets	$1,610,201	$-	$1,610,201

As of December 31, 2015
Total segment assets	$100,644,120	$1,757,852	$102,401,972
Other unallocated corporate assets			8,508,469
			$110,910,441
Other segment information:
Expenditures for segment assets	$-	$2,741	$2,741

NOTE 19—DISCONTINUED OPERATIONS

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

Financial Information for Discontinued Operations

	Hang-ao
	March 31, 2016	December 31, 2015
Accounts receivable, net	$11,759	$24,225
Inventories, net	491,481	1,744,024
Plant and equipment, net	6,103,319	6,148,541
Other	3,822	9,647
Assets of discontinued operations	$6,610,381	$7,926,437

Short-term loan	$1,550,544	$1,540,429
Accounts payable and accrued payables	403,766	461,992
Other payables	50,111	54,909
Due to related party	328,785	302,366
Liabilities of discontinued operations	$2,333,206	$2,359,696

	For the Three Months Ended March 31, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$22,795	$-	$22,795
Costs and expenses	1,438,103	-	1,438,103
Loss before taxes	(1,410,787)	-	(1,410,787)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(1,410,787)	$-	$(1,410,787)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(1,410,787)	$-	$(1,410,787)

	For the Three Months Ended March 31, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$1,225,007	$558,911	$1,783,918
Costs and expenses	904,760	649,668	1,554,428
Income (loss) before taxes	320,247	(90,757)	229,490
Income taxes	87,094	25	87,119
Earnings (loss) from discontinued operations, net of taxes	$233,153	$(90,782)	$142,371

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Earnings (loss) from discontinued operations, net of taxes	$233,153	$(90,782)	$142,371

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and other outlets including the internet.

During 2014, our wholly-owned subsidiary, Fengze, owned and operated seven commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s subsidiaries, Tianzhili, raises and sells black hogs in conjunction with local hog farmers in the Enshi Autonomous Prefecture (“Enshi”). On March 22, 2014, Fengze entered into an equity purchase agreement with XMRJ LLP, to purchase the 40% interest of Tianzhili held by XMRJ for RMB 6,666,700 or $1,083,100. As a result of this purchase, Tianzhili became Fengze’s wholly owned subsidiary. Tianzhili distributes black hog products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, other outlets in the greater Wuhan City area and on the internet.

On August 11, 2015, we sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province for approximately $1.2 million or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies. However, in the following year, due to disruptions in the Chinese economy we began to reconsider this strategy. In the fourth quarter of 2015, we determined to focus on the hog farming industry. We intend to seek to either acquire or establish other hog farms outside of Hubei Province to expand our customer basis outside of Hubei Province.  In addition we may develop a pork processing business in the livestock industry to strengthen our competitive advantage.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares. The target net incomes are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years of 2014, 2015, and 2016, respectively. On November 11, 2014, we sold 100% of the equity of Hang-ao’s wholly-owned subsidiary, Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) to Mr. Fawei Qiu, who previously held 12% of the equity of Hang-ao, for RMB 24 million or $3,906,759 in cash. Since Aoxin Tianli acquired Hang-ao, Hang-ao had reported a net income of $1,015,128 for its operations in 2014. For the year ended December 31, 2015, Hang-ao reported a net loss of $287,609. According to the earn out payment terms in Hang-ao’s acquisition agreement, if Hang-ao makes a net loss during any year of 2014, 2015 or 2016, part of the acquisition consideration, 1,047,000 Aoxin Tianli common shares, will be fully cancelled. As a result of Hang-ao’s 2015 net loss from its operations, the 1,047,000 common shares of Aoxin Tianli had been fully cancelled by the Company in the first quarter of 2016.

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

The operating results of Hang-ao and OV Orange during the three months ended March 31, 2016 and 2015, were reflected in the Company’s financial statements as discontinued operations.

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.   The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. After providing the financing necessary for completion of the construction for 798 farms, in 2013 we decided to temporarily stop providing capital to the program and focus on our black hog retail operations and now the acquisition of companies in other industries.

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment, we derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some of the hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, so most males are sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

In our retail segment, we generate our revenues from selling black hog meat products through supermarkets, other direct sale outlets and the internet.

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

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, were reclassified as discontinued operations in the Company’s financial statements for the three months ended March 31, 2016 and 2015 based on the Company’s decision to focus on the hog industry and sell both subsidiaries and relevant businesses in the near future. OV Orange was sold on December 29, 2015. We have not yet found a buyer for Hang-ao.

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2016	2015	Net Change	Change
Revenues	$9,059,268	$9,588,415	$(529,147)	(5.5%)
Cost of goods sold	6,958,752	8,043,856	(1,085,104)	(13.5%)
Gross profit	2,100,516	1,544,559	555,957	36.0%
Selling, general and administrative expenses	1,046,223	1,839,821	(793,598)	(43.1%)
Income (loss) from operations	1,054,293	(295,262)	1,349,555	457.1%
Interest income, net	81,843	5,133	76,710	1494.5%
Other income (expenses), net	459	(68,754)	69,213	100.7%
Total other income (expense)	82,302	(358,883)	145,923	229.4%
Income (loss) before income taxes	1,136,595	(358,883)	1,495,478	416.7%
Income taxes	-	-	-	n/a
Net income (loss)	$1,136,595	$(358,883)	$1,495,478	416.7%

The following table sets forth information as to the gross margin for our four business segments for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended March 31, 2016
	Hog Farming	Retail	Total
Revenues	$8,639	$420	$9,059
Cost of goods sold	$6,645	$314	$6,959
Gross profit	$1,994	$106	$2,100
Gross margin %	23%	25%	23%

	Three Months Ended March 31, 2015
	Hog Farming	Retail	Total
Revenues	$9,092	$497	$9,589
Cost of goods sold	$7,663	$381	$8,044
Gross profit	$1,429	$116	$1,545
Gross margin %	16%	23%	16%

Revenues. For the three months ended March 31, 2016, we had revenues of $9,059,268, as compared to revenues of $9,588,415 for the same period of 2015. Our revenues decreased by $529,147 or approximately 5.5%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015. Although we sold fewer hogs during 2016, the adverse effect was partly offset by improved prices for market hogs.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended March 31, 2016 and 2015.

Sales by Products

	Three Months Ended March 31,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	4,340	$252	$1,094,930	7,183	$263	$1,887,893
Market Hogs – regular hogs	15,930	$219	3,481,052	21,343	$183	3,901,557
Market Hogs – black hogs	14,842	$274	4,063,080	15,269	$216	3,302,330

Total	35,112	$246	$8,639,062	43,795	$208	$9,091,780

	Three Months Ended March 31,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	87,384	$5	$420,206	114,932	$4	$496,635
Total	87,384	$5	$420,206	114,932	$4	$496,635

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” decreased 40% and 25% in the year over year period. As the average price per hog changed (4%) and 20%, respectively, our revenues from the sale of regular hogs decreased $1,213,468. As also can be seen from the above, during the three months ended March 31, 2016 the number of black hogs sold slightly decreased from the number sold in 2015, primarily as a result of decreased production by the independent farmers in our black hog program. We anticipate that as the production of these farmers reaches capacity, the number of black hogs we will have available for sale will level off. Since the average selling price per black hog increased significantly year over year, our revenues from the sale of black hogs increased 23%.

During the three months ended March 31, 2016, 87,384 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 24% decrease from the comparable period of the prior year. This decrease in volume coupled with a slight increase in the price received for specialty pork products resulted in a 15% year over year decrease in our revenues.

Cost of goods sold. For the three months ended March 31, 2016, cost of goods sold was $6,958,752 as compared to $8,043,856 for the same period of 2015, a decrease of $1,085,104, or 13.5%. The decrease in cost of goods sold primarily results from a $1,017,350 reduction in costs in our Hog Farming segment as a result of our sale of two farms  and a reduction in the purchase price for feeds. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin increased to 23% in the three months ended March 31, 2016 from 16% in 2015. Our gross profit was $2,100,516 for 2016 as compared to $1,544,559 for 2015. This increase in our gross profit reflected an increase in gross profit of $0.6 million at our Hog Farming segment.

Our gross margins from our Hog Farming and Retail segments were 23% and 25%, respectively, in the first quarter of 2016 as compared to 16% and 23% in the comparable period of 2015. The improvement in our gross profit from our Hog Farming segment and Retail segment was primarily the results of increased hog prices and lower feed costs.

Expenses. Selling, general and administrative expenses decreased by $793,598 in the first quarter of 2016 as compared to 2015. The decrease was primarily the result of a cancelation of a stock grant to key employees which generated non-cash compensation expense of approximately $361,000, a decrease of $247,000 in our depreciation and amortization expenses as a result of the disposal of our 2 hog farms in 2015, and a decrease of approximately $118,000 in our bad debt expense.

Net Other Income (Expense). We had net other income of $82,302 during the three months ended March 31, 2016, compared to a net expense of $63,621 in the first quarter of 2015, an increase of $145,923, which was primarily due to a decrease of $28,216 in interest expense and the fact that service charges incurred in the first quarter of 2016  for the issuance of bank acceptance notes were approximately $90,000 less than those incurred in the first quarter of 2015.

Income Taxes. Our Hog Farming and Retail segments are exempt from Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax.

Net Income (Loss). Our net loss for the first quarter of 2016 and 2015 was $274,192 and $216,512, respectively. Our net income from continuing operations, our Hog Farming and Retail segments, showed improved performance with an increase of $1.5 million year over year. The operating results of our discontinued operations, Hang-ao and OV Orange, significantly decreased from net income of $142,371 to a net loss of $1,410,787, which represented a reduction of approximately $1.6 million, more than offsetting the performance of our continuing operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2016 our working capital was $62,701,462 as compared to $63,982,835 at December 31, 2015. These funds are deposited in financial institutions located as follows:

	March 31, 2016		December 31, 2015
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	51,719,456	100%	49,656,897	100%
	$51,719,456	100%	$49,656,897	100%

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$3,236,823	$3,371,168
Net cash provided by (used in) investing activities	(1,610,201)	1,618,184
Net cash used in financing activities	-	(3,661,158)
Exchange rate effect on cash	435,937	302,270
Net cash inflow	$2,062,559	$1,630,464

Cash Provided by Operating Activities

Cash from operating activities mainly consisted of our net income for the first quarter of $1,136,595, supplemented by non-cash expenses of depreciation and amortization of $0.6 million, amortization of prepaid expenses and long-term prepaid expenses of $130,844 and $26,977, a loss of $185,099 from the disposal of biological assets, a decrease of $1,195,471 in inventories and a decrease of 125,558 in accounts receivable. In addition, we also reported net cash of $121,221 used in operating activities from discontinued operations.

Net cash provided by operating activities in the three months ended March 31, 2015 totaled $3,371,168. Cash flow pertaining to operating activities benefited from depreciation and amortization of $797,626, amortization of prepaid expenses and long-term prepaid expenses of $684,115 and $28,755, a non-cash bad debt expense of $117,932, a decrease in inventory of $853,717, and reduction in advances to suppliers of $1,073,475 and were partially offset by an increase of $45,177 in advances from customers and repayments of $82,114 of other payables. In addition, we also reported net cash of $29,094 provided by operating activities from discontinued operations.

Cash Provided by (Used in) Investing Activities

Net cash used by investing activities for the first quarter of 2016 totaled $1,610,201, primarily purchases of new equipment for our hog farms.

Net cash provided by investing activities for the three months ended March 31, 2015 totaled $$1,618,184 comprised almost entirely of $1,618,458 generated by our discontinued operations.

Cash Provided by (Used in) Financing Activities

No cash was used in or generated by financing activities in the three months ended March 31, 2016. Financing activities in the first quarter of 2016 consisted of an increase of $6,115,787 in restricted cash offset by the repayment of short-term loans in the same amount. The restricted cash was collateral for the issuance of bank acceptance notes.

For the three months ended March 31, 2015, we used net cash of $3,661,158 in financing activities. This mainly reflects an increase in cash deposits of $3,585,339 in a bank and a guarantee service provider for our bank acceptance notes, repayments of $1,629,700 of our short-term loans, and a net cash flow-in of $1,436,374 from our discontinued operations.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$6,202	$6,202	$-	$-	$-
Others	-	-	-	-	-
	$6,202	$6,202	$-	$-	$-

Bank loans consist of short-term loans and bank acceptance notes.

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

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 14, 2016 which are incorporated by reference into this report.

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

Aoxin Tianli Group, INC.

May 11, 2016	By:	/s/ Hanying Li
Hanying Li Chief Executive Officer (Principal Executive Officer)

May 11, 2016	By:	/s/ Houliang Yu
Houliang Yu Chief Financial Officer (Principal Financial and Accounting Officer)