Form 10-Q
period 2016-06-30
AOXIN TIANLI GROUP, INC.
filed 2016-08-11
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 11, 2016, the Registrant had outstanding 31,952,000 shares of common stock, par value $0.001 per share.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,441,600	$49,656,897
Accounts receivable, net	106,650	292,684
Inventories	5,994,381	5,656,165
Advances to suppliers	3,596,568	7,823,138
Prepaid expenses	204,756	816,646
Other receivables	304,440	312,161
Restricted cash	-	9,242,571
Assets from discontinued operations	5,863,186	7,926,437
Total Current Assets	68,511,581	81,726,699

Long-term prepaid expenses	1,304,315	1,389,144
Plant and equipment, net	24,659,685	23,410,803
Biological assets, net	1,729,415	1,580,847
Intangible assets, net	2,640,744	2,802,948
Total Assets	$98,845,740	$110,910,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$2,709,476	$-
Bank acceptance notes payable	-	12,323,428
Accounts payable and accrued liabilities	74,269	19,655
Other payables	2,720,027	3,041,085
Liabilities from discontinued operations	2,311,312	2,359,696
Total Liabilities	7,815,084	17,743,864

Stockholders’ Equity:
Common stock ($0.001 par value, 100,000,000 shares
authorized, 31,952,000 shares issued and outstanding on June 30, 2016, and 33,203,000 shares issued and 33,183,000 shares outstanding on December 31, 2015)	31,952	33,183
Additional paid in capital	61,395,561	61,743,410
Statutory surplus reserves	2,457,180	2,457,180
Retained earnings	29,168,967	28,595,306
Accumulated other comprehensive loss	(3,154,148)	(1,018,861)
Stockholders’ Equity – Aoxin Tianli Group, Inc., and Subsidiaries	89,899,512	91,810,218
Noncontrolling interest	1,131,144	1,356,359
Total Stockholders’ Equity	91,030,656	93,166,577
Total Liabilities and Stockholders’ Equity	$98,845,740	$110,910,441

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$9,610,789	$9,851,501	$18,670,057	$19,439,916
Cost of goods sold	7,431,963	7,816,752	14,390,715	15,860,608
Gross profit	2,178,826	2,034,749	4,279,342	3,579,308

General and administrative expenses	914,129	925,587	1,858,064	2,572,569
Selling expenses	115,903	168,333	218,191	361,172
Operating expenses	1,030,032	1,093,920	2,076,255	2,933,741

Income from operations	1,148,794	940,829	2,203,087	645,567

Other income (expense):
Interest income	59,606	20,106	141,449	25,239
Other income (expense)	8,206	1,815	8,665	(66,939)
Total other income (expense)	67,812	21,921	150,114	(41,700)

Income before income taxes	1,216,606	962,750	2,353,201	603,867
Income taxes	-	-	-	-
Net income from continuing operations	1,216,606	962,750	2,353,201	603,867

Discontinued operations:
Gain (loss) from operations of discontinued component, net of taxes	(611,417)	(38,693)	(2,022,204)	103,678
Net income	605,189	924,057	330,997	707,545

Add:
Net loss (income) attributable to the noncontrolling interest	73,370	(4,655)	242,664	(28,094)
Net income attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$678,559	$919,402	$573,661	$679,451

Earnings per share, continuing operations – Basic and Diluted	$0.04	$0.03	$0.07	$0.02
Loss per share, discontinued operations – Basic and Diluted	$(0.02)	$-	$(0.06)	$-
Weighted average shares outstanding – Basic and Diluted	31,952,000	33,183,000	32,536,833	32,643,000

Comprehensive income (loss):
Net income attributable to Aoxin Tianli Group, Inc. and Subsidiaries	$678,559	$919,402	$573,661	$679,451
Unrealized foreign currency translation adjustment	(2,743,550)	386,460	(2,135,287)	950,524
Comprehensive income (loss)	$(2,064,991)	$1,305,862	$(1,561,626)	$1,629,975

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$2,353,201	$603,867
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,194,716	1,588,659
Amortization of prepaid expenses	261,744	145,314
Amortization of long-term prepaid expenses	53,997	788,633
Bad debt expense	-	117,000
Loss from farm shutdown	-	12,063
Loss from disposal of biological assets	427,071	157,516
Changes in operating assets and liabilities:
Accounts receivable	182,316	44,426
Inventories	2,764,344	4,294,202
Advances to suppliers	-	514,202
Prepaid expenses	(11,879)	(54,829)
Other receivables	605	(389,746)
Accounts payable and accrued payables	67,973	-
Advances from customers	-	(45,349)
Other payables	-	(82,427)
Total adjustments	4,940,887	7,089,664
Net cash provided by operating activities from continuing operations	7,294,088	7,693,531
Net cash provided by (used in) operating activities from discontinued operations	(41,000)	1,412,119
Net cash provided by operating activities	7,253,088	9,105,650

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	-	(589)
Purchase of plant and equipment	(3,002,759)	(275)
Net cash used in investing activities from continuing operations	(3,002,759)	(864)
Net cash provided by investing activities from discontinued operations	-	1,625,037
Net cash provided by (used in) investing activities	(3,002,759)	1,624,173

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from (deposited to) banks	9,180,826	(3,271,823)
Due to (from) related party	-	(50,281)
Proceeds from short-term loans	2,754,248	-
Repayment of short-term loans	(12,241,101)	(1,635,912)
Net cash used in financing activities from continuing operations	(306,027)	(4,958,016)
Net cash provided by financing activities from discontinued operations	-	1,486,493
Net cash used in financing activities	(306,027)	(3,471,523)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,159,599)	424,543

NET INCREASE IN CASH	2,784,703	7,682,843

CASH, BEGINNING OF PERIOD	49,656,897	39,123,869

CASH, END OF PERIOD	$52,441,600	$46,806,712

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$-	$45,180
Income tax paid	$-	$87,119

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Prepayments for raw material purchases made with bank acceptance notes	$-	$6,518,799
Shares issued to employees	$-	$1,433,700
Inventories received from prior year prepayments	$4,114,878	$-
Inventories transferred to biological assets	$875,481	$-
Cancelation of shares related to Hang-ao acquisition	$1,047	$-
Cancelation of shares related to employees' compensation	$361,080	$-

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”) (formerly known as Tianli Agritech, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.,  a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) formerly known as Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s whollyowned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also the sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sale of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 25, 2015, the Company terminated the equity transfer agreement entered into on November 13, 2015 for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking other opportunities to sell its equity in Hang-ao.  All of Aoxin Tianli’s operations are conducted by Fengze, Tianzhili, and Hang-ao. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, Sanqiang, OV Orange, and Optical Networking are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

On July 15, 2014, the Company acquired Hang-ao . In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 common shares of Aoxin Tianli. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares of Aoxin Tianli. Because Hang-ao reported a net loss of $287,609 for the year ended December 31, 2015,the 1,047,000 Aoxin Tianli common shares were cancelled.

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On November 11, 2014, the transaction was completed and the consideration of RMB 24 million or $3.9 million had been collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of OV Orange in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

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

Cash

Cash consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of June 30, 2016 and December 31, 2015, balances in banks in the PRC were $52,441,600 and $49,656,897, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrue any allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve for its continuing operations at June 30, 2016 and December 31, 2015, respectively. However, the Company reported $1,890,398 and $0 for its discontinued operations at June 30, 2016 and December 31, 2015, respectively.

Prepaid Expenses

Prepaid expenses at June 30, 2016 and December 31, 2015 totaled $204,756 and $816,646, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended June 30, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $130,900 and $58,574, respectively. For the six months ended June 30, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $261,744 and $145,314, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at June 30, 2016 and December 31, 2015 totaled $3,596,568 and $7,823,138, respectively, which represented prepayments to the Company’s feed suppliers. Management accrued allowance for doubtful accounts of $112,585 and $115,215 at June 30, 2016 and December 31, 2015.

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

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of the acquired distribution network.

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2016 and 2015, the Company did not record impairment charges against its plant and equipment.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from  breeding, raising, and selling hogs for use in Chinese pork meat production, the sale of hogs for breeding by other hog producers and selling specialty pork products to retailers.

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time the hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs that they purchase.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluates their performance.

In the second quarters of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was operating in two segments, Hog Farming and Retail.

After completion of the Hang-ao and OV Orange acquisitions in 2014, the Company had determined to establish another segment, the emerging business segment, in which it included its operations in electro-hydraulic servovalves and optical fiber hardware and software solutions. During the fourth quarter of 2015, the Company determined to sell its subsidiaries, Hang-ao and OV Orange. Subsequently, OV Orange was sold on December 29, 2015. Accordingly, the results of operations from Hang-ao and OV Orange were reflected as discontinued operations in the Company’s consolidated financial statements. As of June 30, 2016 and December 31, 2015, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2016 and December 31, 2015.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the six month periods ended June 30, 2016 and 2015.

Foreign Currency Translation

As of June 30, 2016 and December 31, 2015, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.6434 and RMB 6.4917 per US dollar as of June 30, 2016 and December 31, 2015, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2016 and 2015, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.5354 and RMB 6.0888 per US dollar for the six months ended June 30, 2016 and 2015, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

In April 2016, the FASB issued ASU 2016- 10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendment rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Reclassification

Certain prior year balances were reclassified to conform to the current period presentation wherein Hang-ao and OV Orange, are classified as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

Before Aoxin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the same as Aoxin Tianli’s former CEO. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

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

The following is a reconciliation of the deconsolidation:
Amount
Selling price	$7,317,036
Disposed assets and liabilities:
Cash	65,446
Current assets	2,202,581
Long-term prepaid expenses	1,103,974
Fixed assets and construction in progress	925,524
Intangible assets	2,190,288
Liabilities	(1,315,003)
5,172,810
Gain from disposal of subsidiaries, net of income tax	$2,144,226

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2016	2015
Accounts receivable	$106,650	$292,684
Less: Allowance for doubtful accounts	-	-
	$106,650	$292,684

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the six months ended June 30, 2016 and 2015, the Company reported a recovery gain of $0 and $5,684, respectively, from the allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Raw materials—hogs	$1,039,829	$383,807
Work in process—biological assets	2,546,870	2,416,201
Infant hogs	2,407,682	2,853,727
Finished goods—specialty pork products	-	2,430
Less: inventory reserve	-	-
	$5,994,381	$5,656,165

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2016 and December 31, 2015, the Company did not write down the value of its inventories from the continuing operations. However, the Company reported an inventory reserve of $1,890,398 and $0 for its discontinued operations at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of June 30, 2016 and December 31, 2015, advances to suppliers amounted to $3,596,568 and $7,823,138, respectively, representing amounts prepaid to the Company’s feed suppliers. During the six months ended June 30, 2016 and 2015, the Company reported a bad debt expense of $0 and $122,357 over its advances to suppliers, respectively, for certain prepayments which may not have future economic benefits to the Company.

NOTE 6—OTHER RECEIVABLES

At June 30, 2016 and December 31, 2015, the Company reported other receivables of $304,440 and $312,161, respectively, including no allowance for doubtful receivables. The balances as of June 30, 2016 and December 31, 2015 included a deposit of $301,053 and $308,086 to a professional loan guarantee service company for issuance of the bank acceptance notes and short-term loans. During the six months ended June 30, 2016 and 2015, the Company reported a bad debt expense of $0 and $327, respectively, from the allowance for doubtful accounts.

NOTE 7—RESTRICTED CASH

Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable. At December 31, 2015, the Company reported restricted cash of $9,242,571 which was collateral for its outstanding bank acceptance notes payable of $12,323,428. Restricted cash was returned from the bank when the Company repaid its bank acceptance notes payable during the second quarter of 2016.

NOTE 8—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Prepaid rental expenses	$1,769,668	$1,811,007
Less: Accumulated amortization	(465,353)	(421,863)
	$1,304,315	$1,389,144

Amortization expense for the three months ended June 30, 2016 and 2015 was $27,020 and $135,341, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $53,997 and $788,633, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $107,994 per annum.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2016	2015
Buildings	$29,351,655	$29,975,914
Vehicles	441,867	452,190
Office equipment	463,698	480,970
Production equipment	5,144,329	2,296,519
	35,401,549	33,205,593
Less: Accumulated depreciation	(10,741,864)	(9,794,790)
	$24,659,685	$23,410,803

a)
Depreciation expense was $745,386 and $969,226 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $1,190,003 and $1,313,776 for the six months ended June 30, 2016 and 2015, respectively.

b)
Disposal of hog farms
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,204,084 or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

c)
Impairment charge
On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $0 and $12,063 for the six months ended June 30, 2016 and 2015, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30,	December 31,
	2016	2015
Breeding hogs	$3,671,206	$5,481,979
Less: Accumulated amortization	(1,941,791)	(3,901,132)
	$1,729,415	$1,580,847

As of June 30, 2016 and December 31, 2015, $613,018 and $836,972 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended June 30, 2016 and 2015 was $60,546 and $165,506, respectively. For the six month periods ended June 30, 2016 and 2015, the amortization of the biological assets was $109,124 and $342,471, respectively.

NOTE 11—INTANGIBLE ASSETS

Included in the intangible assets are land use rights and an acquired distribution network. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances occur that might adversely impact their recorded value. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network.

Intangible assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Land use rights	$1,595,852	$1,633,132
Distribution network	1,784,864	1,826,560
Less: Accumulated amortization	(739,972)	(656,744)
	$2,640,744	$2,802,948

Amortization expense for the three month periods ended June 30, 2016 and 2015 was $42,406 and $61,688, respectively. Amortization expense for the six month periods ended June 30, 2016 and 2015 was $99,842 and $122,909, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2016	$230,642
2017	$230,642
2018	$230,642
2019	$230,642
2020	$230,642
Thereafter	$1,487,534

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,595,852	$-	$1,595,852
Distribution network	-	1,784,864	1,784,864
Less: accumulated amortization	(353,251)	(386,721)	(739,972)
Balance as of June 30, 2016	$1,242,601	$1,398,143	$2,640,744

	Hog Farming	Retail	Total
Land use rights	$1,633,132	$-	$1.633.132
Distribution network	-	1,826,560	1,826,560
Less: accumulated amortization	(337,096)	(319,648)	(656,744)
Balance as of December 31, 2015	$1,296,036	$1,506,912	$2,802,948

NOTE 12—SHORT-TERM LOANS

As of June 30, 2016 and December 31, 2015, short-term loans are as follows:

	June 30, 2016	December 31, 2015
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$1,204,212	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,505,264	-
	$2,709,476	$-

In the second quarter of 2016, the Company paid $69,025 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the six months ended June 30, 2016. Amounts of $0 and $45,180 were recorded as interest expense for the six months ended June 30, 2016 and 2015, respectively.

NOTE 13—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At June 30, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	June 30, 2016	December 31, 2015
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 15, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$-	$1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 20, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 26, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 30, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 21, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 22, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 23, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 24, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
	$-	$12,323,428

As of December 31, 2015, the Company made a cash deposit of $308,086 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the bank acceptance notes payable. The deposit was reported as part of other receivables and was returned when the Company repaid the notes payable to Shanghai Pudong Development Bank.

NOTE 14—OTHER PAYABLES

Other payables at June 30, 2016 and December 31, 2015 were $2,720,027 and $3,041,085, respectively. Included in other payables as of June 30, 2016 and December 31, 2015 were mainly deposit payables of $2,117,920 and $2,346,776 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2016 and December 31, 2015, deposits from farmers were $2,117,920 and $2,346,776, respectively.

In addition to the deposit payables from farmers, other payables also includes a down payment related to the Company’s terminated equity transaction. On November 13, 2015, the Company entered into an equity transfer agreement for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million) and received $620,218 as a retainer from the buyer to secure this transaction. On December 25, 2015, the Company terminated the equity transfer agreement for due to the inability to obtain proper land use permits and deeds for its properties. The retainer of $602,107 will be returned to the buyer.

The amortization of deposit payables for the three months ended June 30, 2016 and 2015 was $89,179 and $95,610. The amortization of deposit payables for the six months ended June 30, 2016 and 2015 was $204,253 and $190,497. The following table sets forth the aggregate future amortization of deposit payables expected for the next five years:

Amortization
2016	$408,506
2017	$408,506
2018	$408,506
2019	$408,506
2020	$408,506
Thereafter	$75,390

NOTE 15—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Revenues – related party

During the six months ended June 30, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) from which it recognized revenues of $25,913 in total. Central Aoxin’s registered agent was Mr. Ping Wang, our former CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company. The related party revenues mentioned above were included in the results of discontinued operations of the Company’s consolidated statements of operations and comprehensive income.

Issuance of common stock

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 3 of the mentioned employees have resigned, including Mr. Ping Wang, and the relevant stock awards of 204,000 common shares were canceled and returned to the Company on March 8, 2016.

NOTE 16—CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value, and as of June 30, 2016 and December 31, 2015, it had 31,952,000 shares and 33,183,000 shares outstanding, respectively.

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

On February 6, 2015, the Company issued 810,000 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 324,000 shares vested as of the date of grant, 243,000 shares vested in December 2015, and 243,000 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the year ended December 31, 2015, 3 of the 7 employees, including the Company’s former CEO, had resigned and the relevant unvested 204,000 shares had been canceled on March 8, 2016. For the six months ended June 30, 2016 and 2015, the Company reported an amortization expense of $261,744 and $145,314.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

	Director Options	Placement Agent Warrants
Estimated Fair Value Per Option or Warrant	$1.20	$0.56
Stock Price at Date of Grant	$2.00	$4.36
Assumptions:
Dividend Yield	0%	0%
Stock Price Volatility	105.24%	31.3%
Risk-Free Interest Rate	1.00%	1.40%

The following table summarizes the stock options and warrants outstanding as of June 30, 2016 and December 31, 2015 and the activity during the six months ended June 30, 2016.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	63,000	$2.50	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2016	63,000	$2.50	-	$-
Exercisable at June 30, 2016	43,000	$2.50	-	$-

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

The weighted average remaining contractual life for the options is 5.25 years. The market value of the Company’s common stock was $0.83 and $0.90 as of June 30, 2016 and December 31, 2015, respectively. The intrinsic value of the outstanding options and the warrants as of June 30, 2016 and December 31, 2015 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,457,180 as of June 30, 2016 and December 31, 2015.

Credit risk and major customers

As of June 30, 2016 and December 31, 2015, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the six months ended June 30, 2016 and 2015, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of June 30, 2016 and December 31, 2015.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2016 and 2015 was $37,727 and $43,094, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2016 under all non-cancelable leases for years ending December 31:

Operating Leases
2016	$37,727
2017	$74,690
2018	$74,690
2019	$74,690
2020	$52,656
Thereafter	$1,338,593

NOTE 19—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of June 30, 2016, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the six months ended June 30, 2016 and 2015 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Six Months Ended June 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$17,870,759	$799,298	$18,670,057
Inter-segment revenues	-	-	-
Revenues from external customers	$17,870,759	$799,298	$18,670,057
Segment income (loss)	$2,772,811	$(58,853)	$2,713,958
Unallocated corporate loss			(360,757)
Income before income taxes from continuing operations			2,353,201
Income taxes			-
Net income from continuing operations			2,353,201
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(2,022,204)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$330,997
Other segment information:
Depreciation and amortization	$1,092,537	$102,179	$1,194,716

Six Months Ended June 30, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$18,638,633	$801,283	$19,439,916
Inter-segment revenues	-	-	-
Revenues from external customers	$18,638,633	$801,283	$19,439,916
Segment income (loss)	$2,342,841	$(690,931)	$1,651,910
Unallocated corporate loss			(1,048,043)
Income before income taxes from continuing operations			603,867
Income taxes			-
Net income from continuing operations			603,867
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			103,678
Gain from disposal of discontinued component, net of income taxes			-
Net income			$707,545
Other segment information:
Depreciation and amortization	$1,046,615	$542,044	$1,588,659

Three Months Ended June 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$9,231,697	$379,092	$9,610,789
Inter-segment revenues	-	-	-
Revenues from external customers	$9,231,697	$379,092	$9,610,789
Segment income (loss)	$1,436,045	$(41,314)	$1,394,731
Unallocated corporate loss			(178,125)
Income before income taxes from continuing operations			1,216,606
Income taxes			-
Net income from continuing operations			1,216,606
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(611,417)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$605,189
Other segment information:
Depreciation and amortization	$600,510	$43,575	$644,085

Three Months Ended June 30, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$9,546,853	$304,648	$9,851,501
Inter-segment revenues	-	-	-
Revenues from external customers	$9,546,853	$304,648	$9,851,501
Segment income (loss)	$1,544,127	$(351,941)	$1,192,186
Unallocated corporate loss			(229,436)
Income before income taxes from continuing operations			962,750
Income taxes			-
Net income from continuing operations			962,750
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(38,693)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$924,057
Other segment information:
Depreciation and amortization	$417,504	$264,917	$682,421

Condensed financial status with respect to these reportable business segments as of June 30, 2016 and December 31, 2015 is as follows:

As of June 30, 2016	Hog Farming	Retail	Consolidated
Total segment assets	$91,320,761	$1,626,623	$92,947,384
Other unallocated corporate assets			5,898,356
			$98,845,740
Other segment information:
Expenditures for segment assets	$3,002,759	$-	$3,002,759

As of December 31, 2015
Total segment assets	$100,644,120	$1,757,852	$102,401,972
Other unallocated corporate assets			8,508,469
			$100,910,441
Other segment information:
Expenditures for segment assets	$-	$2,741	$2,741

NOTE 19—DISCONTINUED OPERATIONS

Discontinued operations primarily included our servo-valve business and our security and protection business which were conducted via two of our subsidiaries, Hang-ao and OV Orange. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on November 13, 2015 and December 29, 2015, the Company entered into equity transfer agreements for the sale of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 48.4 million ($7.5 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed. On December 25, 2015, the Company terminated the equity transfer agreement entered into  for the sale of its 88% equity interest in Hang-ao due to the inability to obtain proper land use permits and deeds for its properties. The Company will keep seeking other opportunities to sell its equity in Hang-ao.

Including in the liabilities from the discontinued operations, the Company reported a loan payable of $1,505,265 to Rural Commercial Bank with an annual interest rate of 9.90% and due by March 30, 2016. As of the date of this report, the Company is still in the process of renewing this loan.

Financial Information for Discontinued Operations

	Hang-ao
	June 30, 2016	December 31, 2015
Accounts receivable, net	$18,357	$24,225
Inventories, net	-	1,744,024
Plant and equipment, net	5,843,499	6,148,541
Other	1,330	9,647
Assets of discontinued operations	$5,863,186	$7,926,437

Short-term loan	$1,505,265	$1,540,429
Accounts payable and accrued payables	430,592	461,992
Other payables	44,361	54,909
Due to related party	331,094	302,366
Liabilities of discontinued operations	$2,311,312	$2,359,696

	For the Six Months Ended June 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$35,518	$-	$35,518
Costs and expenses	2,057,722	-	2,057,722
Loss before taxes	(2,022,204)	-	(2,022,204)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(2,022,204)	$-	$(2,022,204)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(2,022,204)	$-	$(2,022,204)

	For the Six Months Ended June 30, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$1,764,617	$808,718	$2,573,335
Costs and expenses	1,348,539	1,032,299	2,380,838
Income (loss) before taxes	416,078	(223,581)	192,497
Income taxes	88,794	25	88,819
Earnings (loss) from discontinued operations, net of taxes	$327,284	$(223,606)	$103,678

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Earnings (loss) from discontinued operations, net of taxes	$327,284	$(223,606)	$103,678

	For the Three Months Ended June 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$12,723	$-	$12,723
Costs and expenses	619,619	-	619,619
Loss before taxes	(611,417)	-	(611,417)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(611,417)	$-	$(611,417)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(611,417)	$-	$(611,417)

	For the Three Months Ended June 30, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$539,610	$249,807	$789,417
Costs and expenses	443,779	382,631	826,410
Income (loss) before taxes	95,831	(132,824)	(36,993)
Income taxes	1,700	-	1,700
Earnings (loss) from discontinued operations, net of taxes	$94,131	$(132,824)	$(38,693)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Earnings (loss) from discontinued operations, net of taxes	$94,131	$(132,824)	$(38,693)

NOTE 20—SUBSEQUENT EVENTS

On July 12, 2016, the Company announced that its hog farms in Wuhan City and some of the independently operated black hog farms in Enshi Prefecture were damaged as torrential rains caused devastating flooding in southern China in early July with Wuhan City being one of the hardest hit areas. The Company expects total losses associated with the floods to be approximately $1.5 million to $2 million.

On July 19, 2016, the Company announced it had entered into a Letter of Intent to acquire a majority stake in Hannan Chengmai Zaohuaxiang Hog Industry Co., Ltd, a high-end specialty black hog farm operator based in Hainan Province with annual production capacity of 30,000 hogs. The transaction is subject to due diligence investigations by the relevant parties, the negotiation and execution of definitive agreements, the approval of the Company’s Board of Directors, and the satisfaction of other customary closing conditions.

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and has begun to distribute specialty processed black hog products through supermarkets and other outlets, including the internet. On August 11, 2015, we sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for approximately $1.2 million or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

During 2014, Fengze, our wholly owned subsidiary, owned and operated seven commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, One of Fengze’s wholly owned subsidiaries, Tianzhili, operates in the Enshi Autonomous Prefecture (“Enshi”). Tianzhili mainly raises and sells black hogs in conjunction with local hog farmers in Enshi. In addition, it distributes black hog products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and other outlets in the greater Wuhan City area, and through the internet.

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies. However, in the following year, due to disruptions in the Chinese economy we began to reconsider this strategy. In the fourth quarter of 2015, we determined to focus on the hog farming industry. We intend to seek to either acquire or establish other hog farms outside of Hubei Province to further expand our customer basis outside of Hubei Province.  In addition we may develop a pork processing business in the livestock industry to strengthen our competitive advantage. Further, as discussed below, we have sold our interests in one of and are seeking to sell our interests in the other businesses we acquired in 2014 as part of our diversification strategy.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 1,047,000 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 1,047,000 common shares.  Because Hang-ao  reported a net loss of $287,609 for the year ended December 31, 2015,  the 1,047,000 Aoxin Tianli common shares were cancelled in the first quarter of 2016.

We are currently trying to sell our interests in Hang-ao.

On August 26, 2014, we  consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby we acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”),  in exchange for 2,552,000 of the Company’s common shares, of which 403,000 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

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

The operating results of Hang-ao and OV Orange are  reflected in the financial statements of the Company included in this Report as discontinued operations.

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

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment we breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. We derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. Some of the hogs are raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, as compared with sows. As approximately half of a litter will be males, most of these males will be sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, we have focused our operations to increase the proportion of sales represented by breeder hogs, and our success in so doing has been a major contributor to our operating profit.

In our retail segment, we generate our revenues from selling black hog meat products through supermarkets and other direct sale outlets, including the internet.

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

Declines in consumer demand may occur as a result of adverse general economic conditions or changes in policy which limit expenditures by government employees for pork. Lower consumer confidence and changes in consumer preferences for pork as compared with other meats can lower the revenues and profitability of our operations. As a result, changes in consumer demand and general business cycles can subject our revenues to volatility.

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

Number of farms we operate. If we acquire or operate more farms, we would expect our administrative expenses to increase in dollars terms.

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

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, were reclassified as discontinued operations in the Company’s financial statements for the three months and six months ended June 30, 2016 and 2015 based on the Company’s decision to focus on the hog industry and sell both subsidiaries and relevant businesses in the near future. OV Orange was sold on December 29, 2015. We have not yet found a buyer for Hang-ao.

Comparison of the Results of Operations for the Six Months Ended June 30, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Six Months Ended June 30,			Percentage of
	2016	2015	Net Change	Change
Revenues	$18,670,057	$19,439,916	$(769,859)	(4%)
Cost of goods sold	14,390,715	15,860,608	(1,469,893)	(9%)
Gross profit	4,279,342	3,579,308	700,034	20%
Selling, general and administrative expenses	2,076,255	2,933,741	(857,486)	(29%)
Income (loss) from operations	2,203,087	645,567	1,557,520	241%
Interest income, net	141,449	25,239	116,210	460%
Other income (expenses), net	8,665	(66,939)	75,604	(113%)
Total other income (expense)	150,114	(41,700)	191,814	(460%)
Income (loss) before income taxes	2,353,201	603,867	1,749,334	290%
Income taxes	-	-	-	n/a
Net income (loss)	$2,353,201	$603,867	$1,749,334	290%

The following table sets forth information as to the gross margin for our two business segments for the six months ended June 30, 2016 and 2015 (dollars in thousands).

	Six Months Ended June 30, 2016
	Hog Farming	Retail	Total
Revenues	$17,871	$799	$18,670
Cost of goods sold	$13,791	$600	$14,391
Gross profit	$4,080	$199	$4,279
Gross margin %	23%	25%	23%

	Six Months Ended June 30, 2015
	Hog Farming	Retail	Total
Revenues	$18,639	$801	$19,440
Cost of goods sold	$15,250	$611	$15,861
Gross profit	$3,389	$190	$3,579
Gross margin %	18%	24%	18%

Revenues. For the six months ended June 30, 2016, we had revenues of $18,670,057, as compared to revenues of $19,439,916 for the same period of 2015. Our revenues decreased by $769,859 or approximately 4%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015. Although we sold fewer hogs during 2015, the adverse effect was partly offset by improved selling prices.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended June 30, 2016 and 2015.

Sales by Products
	Six Months Ended June 30,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	8,436	$253	$2,132,712	14,374	$267	$3,836,494
Market Hogs – regular hogs	31,890	$229	7,307,227	41,999	$194	8,160,083
Market Hogs – black hogs	28,620	$295	8,430,820	28,392	$234	6,642,056

Total	68,946	$259	$17,870,759	84,765	$220	$18,638,633

	Six Months Ended June 30,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	167,752	$5	$799,298	182,087	$4	$801,283
Total	167,752	$5	$799,298	182,087	$4	$801,283

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold decreased 41% and 24% in the year over year period. As the average price per hog changed (5%) and 18%, respectively, our revenues from sales of regular hogs decreased $2,556,638. As also can be seen from the above, during the six months ended June 30, 2016 the number of black hogs sold slightly increased from the number sold in 2015, primarily as a result of recovered production by the independent farmers in our black hog program. Since the average selling price per black hog increased significantly year over year, our revenues from sales of black hogs increased 27%.

During the six months ended June 30, 2016, 167,752 kilograms of black hog meat were used to produce specialty pork products sold in our retail business an 8% decrease compared to the comparable period of the prior year. This decrease in volume was offset by an increase of 8% in the price received for our specialty pork products resulting in a negligible decrease in our revenues year over year.

Cost of goods sold. For the six months ended June 30, 2016, cost of goods sold was $14,390,715 as compared to $15,860,608 for the same period of 2015, a decrease of $1,469,893, or 9%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased $1,459,314, as a result of a reduction in the purchase prices for our feeds and the sale of two of our farms. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin increased to 23% in the six months ended June 30, 2016 from 18% in 2015. Our gross profit was $4,279,342 for 2016 as compared to $3,579,308 for 2015. This increase in our gross profit reflected an increase in gross profit of $0.7 million at our Hog Farming segment.

Our gross margin from our Hog Farming and Retail segments were 23% and 25%, respectively, in 2016 as compared to 18% and 24% in 2015. The improvement in our gross profit from our Hog Farming segment and Retail segment was primarily the results of increased hog prices and cheaper feed costs.

Expenses. Selling, general and administrative expenses decreased by $857,486 in the first six months of 2016 as compared to the comparable period in 2015. The decrease was primarily the result of a cancelation of stock grants to key employees which generated non-cash compensation expense of approximately $361,000 in the first half of 2015, a decrease of $609,000 in our depreciation and amortization expenses as a result of the disposal of two hog farms in 2015, and a decrease of approximately $117,000 in our bad debt expense.

Net Other Income (Expense). We had net other income of $150,114 during the six months ended June 30, 2016, compared to a net expense of $41,700 in the first six months of 2015, an increase of $191,814, which was primarily due to the decrease of $45,180 in our interest expense, an increase of $71,030 in our interest income, and the absence of an approximately $90,000 service charge for issuance of bank acceptance notes comparable to the charge paid in 2015.

Income Taxes. Our Hog Farming and Retail segments are exempt from Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax.

Net Income (Loss). Our net income for the first six months of 2016 and 2015 was $330,997 and $707,545, respectively. Our net income from continuing operations, our Hog Farming and Retail segments, is showing improved performance with an increase of $1.7 million year over year. The operating results of our discontinued operations, Hang-ao and OV Orange, significantly decreased from net income of $103,678 in the first half of 2015 to a net loss of $2,022,204 in the first half of 2016.  We have taken steps to reduce the loss at Hang-ao.  Nevertheless, it will continue to be significant for the immediate future.

Comparison of the Results of Operations for the Three Months Ended June 30, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2016	2015	Net Change	Change
Revenues	$9,610,789	$9,851,501	$(240,712)	(2%)
Cost of goods sold	7,431,963	7,816,752	(384,789)	(5%)
Gross profit	2,178,826	2,034,749	144,077	7%
Selling, general and administrative expenses	1,030,032	1,093,920	(63,888)	(6%)
Income (loss) from operations	1,148,794	940,829	207,965	22%
Interest income, net	59,606	20,106	39,500	196%
Other income (expenses), net	8,206	1,815	6,391	352%
Total other income (expense)	67,812	21,921	45,891	209%
Income (loss) before income taxes	1,216,606	962,750	253,856	26%
Income taxes	-	-	-	n/a
Net income (loss)	$1,216,606	$962,750	$253,856	26%

The following table sets forth information as to the gross margin for our two business segments for the three months ended June 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended June 30, 2016
	Hog Farming	Retail	Total
Revenues	$9,232	$379	$9,611
Cost of goods sold	$7,146	$286	$7,432
Gross profit	$2,086	$93	$2,179
Gross margin %	23%	25%	23%

	Three Months Ended June 30, 2015
	Hog Farming	Retail	Total
Revenues	$9,547	$305	$9,852
Cost of goods sold	$7,587	$230	$7,817
Gross profit	$1,960	$75	$2,035
Gross margin %	21%	25%	21%

Revenues. For the three months ended June 30, 2016, we had revenues of $9,610,789, as compared to revenues of $9,851,501 for the same period of 2015. Our revenues decreased by $240,712 or approximately 2%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015. Although we sold fewer hogs during 2015, the adverse effect was partly offset by improved selling prices.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended June 30, 2016 and 2015.

Sales by Products

	Three Months Ended June 30,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	4,096	$253	$1,037,782	7,191	$271	$1,948,601
Market Hogs – regular hogs	15,960	$240	3,826,175	20,656	$206	4,258,526
Market Hogs – black hogs	13,778	$317	4,367,740	13,123	$254	3,339,726

Total	33,834	$273	$9,231,697	40,970	$233	$9,546,853

	Three Months Ended June 30,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	80,368	$5	$379,092	67,155	$5	$304,648
Total	80,368	$5	$379,092	67,155	$5	$304,648

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” decreased 43% and 23% in the year over year period. As the average price per hog changed (7%) and 17%, respectively, our revenues from sale of regular hogs decreased $1,343,170. As also can be seen from the above, during the three months ended June 30, 2016 the number of black hogs sold slightly increased from the number sold in 2015, primarily as a result of decreased production in 2015 by the independent farmers in our black hog program. We anticipate that as the production of these farmers reaches capacity, the number of black hogs we will have available for sale will level off. Since the average selling price per black hog increased significantly year over year, our revenues from sale of black hogs increased 31%.

During the three months ended June 30, 2016, 80,368 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 20% increase over the comparable period of the prior year. This increase in volume coupled with the stability of the price received for our specialty pork products resulted in a 24% year over year increase in our revenues.

Cost of goods sold. For the three months ended June 30, 2016, cost of goods sold was $7,431,963 as compared to $7,816,752 for the same period of 2015, a decrease of $384,789, or 5%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased $441,964, benefiting from a reduction in the purchase prices for our feeds and the sale of two of our farms. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin increased to 23% in the three months ended June 30, 2016 from 21% in the 2015 period. Our gross profit was $2,178,826 for the 2016 quarter as compared to $2,034,749 for the 2015 quarter. This increase in our gross profit reflected an increase in gross profit of $100,000 in our Hog Farming segment.

Our gross margin from our Hog Farming and Retail segments were 23% and 25%, respectively, in the 2nd quarter of 2016 as compared to 21% and 25% in the 2015 quarter. The improvement in our gross profit in our Hog Farming segment was primarily the result of increased hog prices and cheaper feed costs.

Expenses. Selling, general and administrative expenses decreased by $63,888 in the second quarter of 2016 as compared to the 2015 quarter. The decrease was primarily the result of a decrease in our depreciation and amortization expenses from the disposal of our hog farms in 2015.

Net Other Income (Expense). We had net other income of $67,812 during the three months ended June 30, 2016, compared to net income of $21,921 in the second quarter of 2015, an increase of $45,891, which was primarily due to the decrease in our interest expense

Income Taxes. Our Hog Farming and Retail segments are exempt from Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax.

Net Income (Loss). Our net income for the second quarter of 2016 and 2015 was $605,189 and $924,057, respectively. Our net income from continuing operations, our Hog Farming and Retail segments, is showing improved performance with an increase of $0.3 million year over year. The operating results of our discontinued operations, principally Hang-ao and OV Orange, significantly decreased from a net loss of $38,693 to a net loss of $611,417, which represented a reduction of approximately $0.6 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2016 our working capital was $60,696,497 as compared to $63,982,835 at December 31, 2015. Our funds are deposited in financial institutions located as follows:

	June 30, 2016		December 31, 2015
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	52,441,600	100%	49,656,897	100%
	$52,441,600	100%	$49,656,897	100%

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$7,253,088	$9,105,650
Net cash provided by (used in) investing activities	(3,002,759)	1,624,173
Net cash used in financing activities	(306,027)	(3,471,523)
Exchange rate effect on cash	(1,159,599)	424,543
Net cash inflow	$2,784,703	$7,682,843

Cash Provided by Operating Activities

Cash from operating activities mainly consisted of the net income generated by our continuing operations of $2,353,201 for the six months of 2016, supplemented by non-cash expenses of depreciation and amortization of $1.2 million, amortization of prepaid expenses and long-term prepaid expenses of $261,744 and $53,997, a loss of $427,071 from the disposal of biological assets, a decrease of $2,764,344 in inventories and a decrease of $182,316 in accounts receivable. In addition, we also reported net cash of $41,000 used in operating activities from discontinued operations.

Net cash provided by operating activities in the six months ended June 30, 2015 totaled $9,105,650. Cash flow pertaining to operating activities benefited from depreciation and amortization of $1,588,659, amortization of prepaid expenses and long-term prepaid expenses of $145,314 and $788,633, a non-cash bad debt expense of $117,000, a reduction of $4.3 million in inventories, and a reduction in advances to suppliers of $0.5 million, which were partially offset by an increase of $0.4 million in other receivables. In addition, we also reported net cash of $1,412,119 provided by operating activities from discontinued operations.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 totaled $3,002,759 related to purchases of new equipment for hog farms.

Net cash provided by investing activities for the six months ended June 30, 2015 totaled $1,624,173. This amount principally reflects a collections of $1,625,037 from related party loans related to discontinued operations.

Cash Used in Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $306,027. This was comprised of a decrease of $9,180,826 in restricted cash, proceeds of $2,754,248 from our new short-term loans, and $12,241,101 of repayments of bank acceptance notes. The restricted cash was collateral for our bank acceptance notes.

For the six months ended June 30, 2015, we used net cash of $3,471,523 in financing activities. This mainly reflects an increase in cash deposits of $3,271,823 in a bank and with a guarantee service provider for our bank acceptance notes payable and a repayment of $1,635,912 of our short-term loans. In addition, we also reported net cash of $1,486,493 provided by financing activities from discontinued operations.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,709	$2,709	$-	$-	$-
Others	-	-	-	-	-
	$2,709	$2,709	$-	$-	$-

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, our management, including Hanying Li, one of our Co-Chief Executive Officers and our Chief Financial Officer, has concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

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

Aoxin Tianli Group, INC.

August 11, 2016	By:	/s/Hanying Li
Hanying Li Co-Chief Executive Officer

August 11, 2016	By:	/s/Wocheng Liu
Wocheng Liu Co-Chief Executive Officer

August 11, 2016	By:	/s/Chun Choi Law
Chun Choi Law Chief Financial Officer (Principal Financial and Accounting Officer)