Form 10-Q
period 2016-09-30
AOXIN TIANLI GROUP, INC.
filed 2016-11-10
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2016, the Registrant had outstanding 7,988,245 shares of common stock, par value $0.004 per share.

AOXIN TIANLI GROUP, INC.
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

On September 1, 2016, we effected a reverse stock split of our common stock (the “Reverse Split”). As a result of the Reverse Split, every four shares of common stock outstanding were consolidated into one share. All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,721,497	$49,656,897
Accounts receivable, net	185,945	292,684
Inventories, net	5,883,864	5,656,165
Advances to suppliers, net	1,595,044	7,823,138
Prepaid expenses	244,792	816,646
Other receivables, net	305,462	312,161
Restricted cash	-	9,242,571
Assets from discontinued operations	4,856,785	7,926,437
Total Current Assets	67,793,389	81,726,699

Long-term prepaid expenses, net	1,272,894	1,389,144
Plant and equipment, net	22,578,024	23,410,803
Biological assets, net	1,850,638	1,580,847
Intangible assets, net	2,573,787	2,802,948

Total Assets	$96,068,732	$110,910,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,698,562	$-
Bank acceptance notes payable	-	12,323,428
Accounts payable and accrued payables	44,328	19,655
Other payables	3,084,787	3,041,085
Liabilities from discontinued operations	2,368,976	2,359,696
Total Current Liabilities	8,196,653	17,743,864

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,988,245 shares issued and outstanding as of September 30, 2016 and 8,295,995 shares issued and outstanding as of December 31, 2015)	31,952	33,183
Additional paid in capital	61,395,561	61,743,410
Statutory surplus reserves	2,457,180	2,457,180
Retained earnings	26,461,620	28,595,306
Accumulated other comprehensive income	(3,481,997)	(1,018,861)
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	86,864,316	91,810,218
Noncontrolling interest	1,007,763	1,356,359
Total Stockholders' Equity	87,872,079	93,166,577
Total Liabilities and Stockholders' Equity	$96,068,732	$110,910,441

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$7,841,371	$9,176,510	$26,511,428	$28,616,426
Cost of goods sold	6,983,613	6,323,915	21,374,328	22,184,523
Gross profit	857,758	2,852,595	5,137,100	6,431,903

Operating expenses:
General and administrative expenses	843,205	849,481	2,701,269	3,422,050
Selling expenses	104,702	156,613	322,893	517,785
Total operating expenses	947,907	1,006,094	3,024,162	3,939,835

Income (loss) from operations	(90,149)	1,846,501	2,112,938	2,492,068

Other income (expense):
Interest income	1,422	36,545	142,871	61,784
Subsidy income	-	3,571	-	3,571
Loss from disposal of Farm 2 and Farm 3	-	(787,964)	-	(787,964)
Gain from disposal of construction in progress	-	4,302	-	4,302
Flood damange	(1,695,338)	-	(1,695,338)	-
Other income (expense), net	1,005	521	9,670	(66,418)
Total other income (expense)	(1,692,911)	(743,025)	(1,542,797)	(784,725)

Income (loss) before income taxes	(1,783,060)	1,103,476	570,141	1,707,343

Income taxes	-	-	-	-
Net income (loss) from continuing operations	(1,783,060)	1,103,476	570,141	1,707,343

Discontinued operations:
Gain (loss) from operations of discontinued component, net of taxes	(1,050,327)	(246,229)	(3,072,531)	(142,551)
Gain from disposal of discontinued component, net of taxes	-	-	-	-

Net income (Loss)	(2,833,387)	857,247	(2,502,390)	1,564,792
Net loss attributable to noncontrolling interest	126,040	17,757	368,704	(10,337)
Net loss attributable to Aoxin Tianli Group Inc. common stockholders	(2,707,347)	875,004	(2,133,686)	1,554,455

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(327,849)	(4,149,568)	(2,463,136)	(3,199,044)

Comprehensive income (loss)	$(3,035,196)	$(3,274,564)	$(4,596,822)	$(1,644,589)

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	7,988,245	8,295,995	8,085,717	8,138,495

Continuing operations - Basic & diluted	$(0.22)	$0.13	$0.07	$0.21
Discontinued operations - Basic & diluted	$(0.13)	$(0.03)	$(0.38)	$(0.02)

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$570,141	$1,707,343
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,038,110	2,302,022
Amortization of prepaid expenses	397,752	237,000
Amortization of long-term prepaid expenses	80,878	940,627
Bad debt expense	-	116,092
Recovery gain from inventory valuation	-	(85,212)
Loss from farm shutdown	-	11,970
Fire damage	22,319	-
Flood damange	1,695,338	-
Destructured inventories from floods	504,278
Destructured biological assets from floods	164,837
Gain from disposal of construction in progress	-	(4,302)
Loss from disposal of biological assets	530,366	167,468
Changes in operating assets and liabilities:
Accounts receivable	100,259	(918,900)
Inventories	3,959,585	6,166,827
Advances to suppliers	-	510,212
Prepaid expenses	(188,329)	(117,028)
Other receivables	(1,679)	(258,283)
Long-term prepaid expenses	(725)	-
Accounts payable and accrued payables	37,544	(2,978)
Advances from customers	-	(44,997)
Other payables	70,671	(81,788)
Total adjustments	9,231,094	9,726,694
Net cash provided by operating activities from continuing operations	9,981,345	11,434,037
Net cash provided by (used in) operating activities from discontinued operations	6,401	2,242,816
Net cash provided by operating activities	9,987,746	13,676,853

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of construction in progress	-	4,302
Proceeds from disposal of farms	-	1,217,414
Purchase of biological assets	(106,379)	(49,894)
Purchase of plant and equipment	(2,988,644)	(2,772)
Net cash used in investing activities from continuing operations	(3,095,023)	1,169,050
Net cash provided by investing activities from discontinued operations	-	1,611,151
Net cash provided by (used in) investing activities	(3,095,023)	2,780,201

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from (deposited to) banks	9,118,236	(3,246,437)
Due to (from) related party	-	57,814
Proceeds from short-term loans	2,735,471	-
Repayment of short-term loans	(12,157,648)	(2,402,363)
Net cash used in financing activities from continuing operations	(303,941)	(5,590,986)
Net cash provided by financing activities from discontinued operations	-	1,452,645
Net cash used in financing activities	(303,941)	(4,138,341)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,524,182)	(1,559,952)

NET INCREASE IN CASH	5,064,600	10,758,761

CASH, BEGINNING OF PERIOD	49,656,897	39,123,869

CASH, END OF PERIOD	$54,721,497	$49,882,630

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$38,626	$50,542
Income tax paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Prepayments for raw material purchases made with bank acceptance notes	$-	$6,492,874
Shares issued to employees	$-	$1,433,700
Inventories received from prior year prepayments	$6,101,038	$-
Inventories transferred to biological assets	$1,230,592	$-
Cancelation of shares related to Hang-ao acquisition	$1,047	$-
Cancelation of shares related to employees' compensation	$361,080	$-

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On July 15, 2014, the Company acquired Hang-ao. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Aoxin Tianli. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 261,750 common shares of Aoxin Tianli. Because Hang-ao reported a net loss of $287,609 for the year ended December 31, 2015, the 261,750 Aoxin Tianli common shares were cancelled.

On October 6, 2014, the Company entered into a letter of intent with Mr. Fawei Qiu who held 12% of the equity of Hang-ao, to sell 100% of the equity of Sanqiang for RMB 24 million or $3.9 million. On November 11, 2014, the transaction was completed and the consideration of RMB 24 million or $3.9 million had been collected.

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of OV Orange in exchange for 638,000 of the Company’s common shares, of which 100,750 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016..

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 201,500 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares and will not receive any additional compensation.

OV Orange was sole shareholder of Optical Networking. On November 10, 2014, OV Orange entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

On December 29, 2015, the Company entered into equity transfer agreements with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu, for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million), as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017 as previously stipulated  in the acquisition agreement.

On September 1, 2016, the Company effected a reverse stock split of the Company's common stock (the “Reverse Split”). Under the laws of the British Virgin Islands and the Amended and Restated Memorandum and Articles of Association, shareholder approval of the Reverse Split was not required. As a result of the Reverse Split, every four shares of common stock outstanding were consolidated into one share. All share and per share information in these notes and the accompanying consolidated financial statements has been retroactively adjusted to reflect the Reverse Split.

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

Cash

Cash consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of September 30, 2016 and December 31, 2015, balances in banks in the PRC were $54,721,497 and $49,656,897, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrue any allowance for doubtful accounts for the Company’s continuing operations at September 30, 2016 and December 31, 2015. However, the Company reported an allowance for doubtful accounts of $54,560 and $0 for its discontinued operations at September 30, 2016 and December 31, 2015, respectively.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve for its continuing operations at September 30, 2016 and December 31, 2015, respectively. However, the Company reported an inventory reserve of $1,872,644 and $0 for its discontinued operations at September 30, 2016 and December 31, 2015, respectively.

Prepaid Expenses

Prepaid expenses at September 30, 2016 and December 31, 2015 totaled $244,792 and $816,646, respectively, and includes prepayments to suppliers for services that had not yet been provided to the Company. The Company recognizes prepayments as an expense as suppliers provide services, in compliance with its accounting policy. For the three months ended September 30, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $136,008 and $91,686, respectively. For the nine months ended September 30, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $397,752 and $237,000, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to the Company. The Company recognizes prepayments as inventory or expense as suppliers make delivery of goods in compliance with its accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at September 30, 2016 and December 31, 2015 totaled $1,595,044 and $7,823,138, respectively, which represented prepayments to the Company’s feed suppliers. Management accrued allowance for doubtful accounts of $112,131 and $115,215 at September 30, 2016 and December 31, 2015.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2016 and 2015, the Company reported an impairment  loss of $1,388,754 and $0 against its plant and equipment from continuing operations. The loss was caused by the flood which occurred in early July 2016. For the same periods, the Company reported an impairment loss of $16,363 and $0 against the plant and equipment in its discontinued operations.

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

After completion of the Hang-ao and OV Orange acquisitions in 2014, the Company had determined to establish another segment, the emerging business segment, in which it included its operations in electro-hydraulic servovalves and optical fiber hardware and software solutions. During the fourth quarter of 2015, the Company determined to sell its subsidiaries, Hang-ao and OV Orange. Subsequently, OV Orange was sold on December 29, 2015. Accordingly, the results of operations from Hang-ao and OV Orange were reflected as discontinued operations in the Company’s consolidated financial statements. As of September 30, 2016 and December 31, 2015, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2016 and December 31, 2015.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine month periods ended September 30, 2016 and 2015.

Foreign Currency Translation

As of September 30, 2016 and December 31, 2015, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.67022 and RMB 6.4917 per US dollar as of September 30, 2016 and December 31, 2015, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2016 and 2015, the transactions of Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.58022 and RMB 6.1606 per US dollar for the nine months ended September 30, 2016 and 2015, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Acquisitions

On July 15, 2014, the Company acquired Hang-ao, a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Aoxin Tianli. Hang-ao, at the time of the acquisition, was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 261,750 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	261,750	$8.52	$2,230,110
Cash			6,825,495
Total purchase price			$9,055,605
Acquired assets and liabilities:
Cash			$215,236
Current assets			8,121,512
Fixed assets			2,036,448
Intangible assets			3,684,084
Liabilities			(3,766,820)
			10,290,460
Percentage of acquired equity			88%
88% of acquired assets and liabilities			9,055,605
Purchase price			9,055,605
Goodwill			$-

Amount
Acquired assets and liabilities, net	$10,290,460
Percentage of equity	12%
Noncontrolling Interest	$1,234,855

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain of the former shareholders of OV Orange in exchange for 638,000 of the Company’s common shares, of which 100,750 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016. Specifically, Mr. Liu will be entitled to the Escrow Shares only if OV Orange achieves net profits equal to not less than 90% of RMB 2.6 million, RMB 6.8 million and RMB 10.5 million for the years ending December 31, 2014, 2015, and 2016, respectively. If the net profits of OV Orange in any of the three target years are less than 90% of the target, the number of Escrow Shares to be issued to Mr. Liu will be reduced in accordance with a formula set forth in the Stock Purchase Agreement.

If the net profit targets set forth in the Stock Purchase Agreement are achieved for all three years Mr. Liu and Mr. Jin Wu, the record holder of 201,500 shares of the Company’s common stock issued in exchange for 30% of the OV Orange shares, shall have the right to exchange shares of the Company’s common stock received in the acquisition for up to 7,500,000 and 15,000,000 shares, respectively, of OV Orange purchased by the Company during the three month period (the “Option Period”) commencing March 16 and terminating June 15, 2017. The ratio at which the OV Orange shares may be acquired by Mr. Liu or Mr. Wu is based upon the relative fair market values of the shares of the Company and OV Orange at the time of the re-purchase, except that if the value of the shares of the Company issued to Mr. Liu or Mr. Wu is less than the value of the shares of OV Orange he is entitled to receive, he can receive all of the OV Orange shares by delivering all of his Company shares and will not receive any additional compensation.

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	638,000	$7.80	$4,976,400
Acquired assets and liabilities:
Cash			$690,990
Current assets			3,881,918
Fixed assets			376,075
Long-term prepaid expense			1,282,037
Intangible assets			2,699,753
Liabilities			(989,226)
			7,941,547
Discount from bargain purchase			(2,703,232)
			5,238,315
Percentage of acquired equity			95%
95% of acquired assets and liabilities			4,976,400
Purchase price			4,976,400
Goodwill			$-

Amount
Acquired assets and liabilities, net	$5,238,315
Percentage of equity	5%
Noncontrolling Interest	$261,915

Before Aoxin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, Aoxin Tianli’s former CEO. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$7,317,036
Disposed assets and liabilities:
Cash	65,446
Current assets	2,202,581
Long-term prepaid expenses	1,103,974
Fixed assets and construction in progress	925,524
Intangible assets	2,190,288
Liabilities	(1,315,003)
5,172,810
Gain from disposal of subsidiaries, net of income tax	$2,144,226

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2016	2015
Accounts receivable	$185,945	$292,684
Less: Allowance for doubtful accounts	-	-
	$185,945	$292,684

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the nine months ended September 30, 2016 and 2015, the Company reported a recovery gain of $0 and $5,640, respectively, from the allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials—hogs	$1,102,565	$383,807
Work in process—biological assets	2,383,237	2,416,201
Infant hogs	2,398,062	2,853,727
Finished goods—specialty pork products	-	2,430
Less: inventory reserve	-	-
	$5,883,864	$5,656,165

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2016 and December 31, 2015, the Company did not write down the value of its inventories from the continuing operations. However, the Company reported an inventory reserve of $1,872,644 and $0 for its discontinued operations at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company reported a recovery gain of $0 and $85,212 from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of September 30, 2016 and December 31, 2015, advances to suppliers amounted to $1,595,044 and $7,823,138, respectively, representing amounts prepaid to the Company’s feed suppliers. During the nine months ended September 30, 2016 and 2015, the Company reported a bad debt expense of $0 and $121,407 over its advances to suppliers, respectively, for certain prepayments which may not have future economic benefits to the Company.

NOTE 6—OTHER RECEIVABLES

At September 30, 2016 and December 31, 2015, the Company reported other receivables of $305,462 and $312,161, respectively, including no allowance for doubtful receivables. The balances as of September 30, 2016 and December 31, 2015 included a deposit of $299,840 and $308,086 to a professional loan guarantee service company for issuance of the bank acceptance notes and short-term loans. During the nine months ended September 30, 2016 and 2015, the Company reported a bad debt expense of $0 and $325, respectively, from the allowance for doubtful accounts.

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

Long-term prepaid expenses at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Prepaid rental expenses	$1,763,587	$1,811,007
Less: Accumulated amortization	(490,693)	(421,863)
	$1,272,894	$1,389,144

Amortization expense for the three months ended September 30, 2016 and 2015 was $26,881 and $151,994, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $80,878 and $940,627, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $107,837 per annum.

NOTE 9—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2016	2015
Buildings	$26,997,808	$29,975,914
Vehicles	440,087	452,190
Office equipment	468,099	480,970
Production equipment	5,123,605	2,296,519
	33,029,599	33,205,593
Less: Accumulated depreciation	(10,451,575)	(9,794,790)
	$22,578,024	$23,410,803

a)
Depreciation expense was $619,173 and $605,774 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense was $1,809,176 and $1,919,550 for the nine months ended September 30, 2016 and 2015, respectively.

b)
Disposal of hog farms
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,204,084 or RMB 7.5 million, and reported a loss of $787,964 from the transaction.

c)
Impairment charge
On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in impairment losses of $0 and $11,970 for the nine months ended September 30, 2016 and 2015, respectively. The impairment charge represented the excess of carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.

d)
Flood damage
In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions. The Company estimated its total economic losses at $2,364,453, including $1,388,754 relating to our facilities,  estimated damage compensation of $306,584 to local farmers, and $504,278 and $164,837 relating to our marketable hogs and breeder hogs, respectively, which were reported as part of  cost of goods sold.

NOTE 10—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2016	2015
Breeding hogs	$3,150,997	$5,481,979
Less: Accumulated amortization	(1,300,359)	(3,901,132)
	$1,850,638	$1,580,847

As of September 30, 2016 and December 31, 2015, $492,155 and $836,972 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended September 30, 2016 and 2015 was $64,696 and $140,596, respectively. For the nine month periods ended September 30, 2016 and 2015, the amortization of the biological assets was $325,400 and $483,067, respectively.

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

Intangible assets at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Land use rights	$1,589,423	$1,633,132
Distribution network	1,777,674	1,826,560
Less: Accumulated amortization	(793,310)	(656,744)
	$2,573,787	$2,802,948

Amortization expense for the three month periods ended September 30, 2016 and 2015 was $56,409 and $60,024, respectively. Amortization expense for the nine month periods ended September 30, 2016 and 2015 was $156,251 and $182,933, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2016 (remaining)	$72,819
2017	$229,070
2018	$229,070
2019	$229,070
2020	$229,070
Thereafter	$1,584,688

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,589,423	$-	$1,589,423
Distribution network	-	1,777,674	1,777,674
Less: accumulated amortization	(363,704)	(429,606)	(793,310)
Balance as of September 30, 2016	$1,225,719	$1,348,068	$2,573,787

	Hog Farming	Retail	Total
Land use rights	$1,633,132	$-	$1.633.132
Distribution network	-	1,826,560	1,826,560
Less: accumulated amortization	(337,096)	(319,648)	(656,744)
Balance as of December 31, 2015	$1,296,036	$1,506,912	$2,802,948

NOTE 12—SHORT-TERM LOANS

As of September 30, 2016 and December 31, 2015, short-term loans are as follows:

	September 30, 2016	December 31, 2015
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$1,199,361	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,499,201	-
	$2,698,562	$-

In the second quarter of 2016, the Company paid $69,025 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No other such payment was made during the nine months ended September 30, 2016. Amounts of $38,626 and $50,542 were recorded as interest expense for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 13—BANK ACCEPTANCE NOTES PAYABLE

Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At September 30, 2016 and December 31, 2015, the Company’s bank acceptance notes payables consisted of the following:

	September 30, 2016	December 31, 2015
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 15, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$-	$1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 20, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 26, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 30, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 21, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 22, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 23, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, repaid by June 24, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
	$-	$12,323,428

As of December 31, 2015, the Company made a cash deposit of $308,086 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the bank acceptance notes payable. The deposit was reported as part of other receivables and was returned when the Company repaid the notes payable to Shanghai Pudong Development Bank.

NOTE 14—OTHER PAYABLES

Other payables at September 30, 2016 and December 31, 2015 were $3,084,787 and $3,041,085, respectively. Included in other payables as of September 30, 2016 and December 31, 2015 were mainly deposit payables of $1,583,559 and $2,346,776 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2016 and December 31, 2015, deposits from farmers were $1,583,559 and $2,346,776, respectively.

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions, including the Enshi Autonomous Prefecture. The rain caused unrecoverable damage at 172 small-scale hog farms the Company had constructed for local independent farmers. The Company estimated its total economic losses at $2,364,453, including $1,388,754 relating to its facilities, damage compensation of $306,584 to local farmers, and $504,278 and $164,837 relating to our marketable hogs and breeder hogs, respectively, which were reported as part of our cost of goods sold. The cooperation agreement with the 172 damaged small-scale hog farms was terminated and the Company estimated that the relevant deposit payables of approximately $750,000 will be returned to the farmers.

In addition to the deposit payables from farmers, other payables also includes a down payment related to the Company’s terminated equity transaction. On November 13, 2015, the Company entered into an equity transfer agreement for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million) and received $599,680 as a retainer from the buyer to secure this transaction. On December 25, 2015, the Company terminated the equity transfer agreement due to the inability to obtain proper land use permits and deeds for its properties. The retainer of $599,680 will be returned to the buyer.

The amortization of deposit payables for the three months ended September 30, 2016 and 2015 was $48,464 and $93,031. The amortization of deposit payables for the nine months ended September 30, 2016 and 2015 was $252,717 and $283,528. The following table sets forth the aggregate future amortization of deposit payables expected for the next five years:

Amortization
2016	$336,956
2017	$336,956
2018	$336,956
2019	$336,956
2020	$235,735
Thereafter	$-

NOTE 15—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Advances from customers – related party

As of September 30, 2015, OV Orange reported an advance from customer of $58,070 from a related party, Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin.”). Central Aoxin’s registered agent was Mr. Ping Wang, our former CEO.

Due to related party

The amount due to related party was $227,151 as of September 30, 2015. As of September 30, 2015, the Company received advances of $227,151 from Hubei Hang-ao Servo Technology Co., Ltd. for operating purposes. Such advances are non-interest bearing and were repaid before the end of 2015.

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

Issuance of common stock

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 3 of the mentioned employees have resigned, including Mr. Ping Wang, and the relevant stock awards of 51,000 common shares were canceled and returned to the Company on March 8, 2016.

NOTE 16—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of September 30, 2016 and December 31, 2015, it had 7,988,245 shares and 8,295,995 shares outstanding, respectively.

On December 6, 2010 the Company granted 6,500 options with an exercise price of $24.00 to a director with vesting of one-third as of the date of grant, one-third vesting in December 2011, and the final one-third vesting in December 2012, contingent on the director continuing to serve as a board member. The option can be exercised through January, 2017. The Company recognizes the compensation cost over the award’s service period based on a Black Scholes valuation of the options as of the date of the grant. The 6,500 options were given up when new options were granted on October 1, 2014.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the year ended December 31, 2015, 3 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares were canceled on March 8, 2016. For the nine months ended September 30, 2016 and 2015, the Company reported an amortization expense of $207,975 and $836,325.

On September 1, 2016, the Company effected a reverse stock split of the Company's common stock (the “Reverse Split”). Under the laws of the British Virgin Islands and the Amended and Restated Memorandum and Articles of Association, shareholder approval of the Reverse Split was not required. As a result of the Reverse Split, every four shares of common stock outstanding were consolidated into one share. All share and per share information in these notes and the accompanying financial statements has been retroactively adjusted to reflect the Reverse Split.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option or Warrant	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options and warrants outstanding as of September 30, 2016 and December 31, 2015 and the activity during the nine months ended September 30, 2016.

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	15,750	$10.00	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2016	15,750	$10.00	-	$-
Exercisable at September 30, 2016	10,750	$10.00	-	$-

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

The weighted average remaining contractual life for the options is 5 years. The market value of the Company’s common stock was $1.94 and $3.60 as of September 30, 2016 and December 31, 2015, respectively. The intrinsic value of the outstanding options and the warrants as of September 30, 2016 and December 31, 2015 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,457,180 as of September 30, 2016 and December 31, 2015.

Credit risk and major customers

As of September 30, 2016 and December 31, 2015, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the nine months ended September 30, 2016 and 2015, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2016 and December 31, 2015.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years.  As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2016 and 2015 was $56,205 and $64,140, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2016 under all non-cancelable leases for years ending December 31:

Operating Leases
2016 (remaining)	$18,735
2017	$74,180
2018	$74,180
2019	$74,180
2020	$52,297
Thereafter	$1,329,468

NOTE 19—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of September 30, 2016, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the nine months ended September 30, 2016 and 2015 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Nine Months Ended September 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$25,196,557	$1,314,871	$26,511,428
Inter-segment revenues	-	-	-
Revenues from external customers	$25,196,557	$1,314,871	$26,511,428
Segment income (loss)	$1,210,836	$(66,375)	$1,144,461
Unallocated corporate loss			(574,320)
Income before income taxes from continuing operations			570,141
Income taxes			-
Net income from continuing operations			570,141
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(3,072,531)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$(2,502,390)
Other segment information:
Depreciation and amortization	$1,878,378	$159,732	$2,038,110

Nine Months Ended September 30, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$27,504,207	$1,112,219	$28,616,426
Inter-segment revenues	-	-	-
Revenues from external customers	$27,504,207	$1,112,219	$28,616,426
Segment income (loss)	$3,222,538	$(287,815)	$2,934,723
Unallocated corporate loss			(1,227,380)
Income before income taxes from continuing operations			1,707,343
Income taxes			-
Net income from continuing operations			1,707,343
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(142,551)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$1,564,792
Other segment information:
Depreciation and amortization	$2,001,458	$300,564	$2,302,022

Three Months Ended September 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$7,325,798	$515,573	$7,841,371
Inter-segment revenues	-	-	-
Revenues from external customers	$7,325,798	$515,573	$7,841,371
Segment loss	$(1,561,975)	$(7,522)	$(1,569,497)
Unallocated corporate loss			(213,563)
Loss before income taxes from continuing operations			(1,783,060)
Income taxes			-
Net loss from continuing operations			(1,783,060)
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(1,050,327)
Gain from disposal of discontinued component, net of income taxes			-
Net loss			$(2,833,387)
Other segment information:
Depreciation and amortization	$785,841	$57,553	$843,394

Three Months Ended September 30, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$8,865,574	$310,936	$9,176,510
Inter-segment revenues	-	-	-
Revenues from external customers	$8,865,574	$310,936	$9,176,510
Segment income (loss)	$914,984	$367,829	$1,282,813
Unallocated corporate loss			(179,337)
Income before income taxes from continuing operations			1,103,476
Income taxes			-
Net income from continuing operations			1,103,476
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(246,229)
Gain from disposal of discontinued component, net of income taxes			-
Net income			$857,247
Other segment information:
Depreciation and amortization	$608,029	$105,334	$713,363

Condensed financial status with respect to the reportable business segments as of September 30, 2016 and December 31, 2015 is as follows:

As of September 30, 2016	Hog Farming	Retail	Consolidated
Total segment assets	$89,425,910	$1,701,403	$91,127,313
Other unallocated corporate assets			4,941,419
			$96,068,732
Other segment information:
Expenditures for segment assets	$2,988,644	$-	$2,988,644

As of December 31, 2015
Total segment assets	$100,644,120	$1,757,852	$102,401,972
Other unallocated corporate assets			8,508,469
			$110,910,441
Other segment information:
Expenditures for segment assets	$589	$275	$864

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

Financial Information for Discontinued Operations

	Hang-ao
	September 30, 2016	December 31, 2015
Accounts receivable, net	$12,233	$24,225
Inventories, net	-	1,744,024
Plant and equipment, net	4,836,993	6,148,541
Other	7,559	9,647
Assets of discontinued operations	$4,856,785	$7,926,437

Short-term loan	$1,499,201	$1,540,429
Accounts payable and accrued payables	481,106	461,992
Other payables	58,909	54,909
Due to related party	329,760	302,366
Liabilities of discontinued operations	$2,368,976	$2,359,696

	For the Nine Months Ended September 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$44,283	$-	$44,283
Costs and expenses	3,116,814	-	3,116,814
Loss before taxes	(3,072,531)	-	(3,072,531)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(3,072,531)	$-	$(3,072,531)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(3,072,531)	$-	$(3,072,531)

	For the Nine Months Ended September 30, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$1,876,797	$1,018,560	$2,895,357
Costs and expenses	1,539,198	1,410,580	2,949,778
Income (loss) before taxes	337,599	(392,020)	(54,421)
Income taxes	88,105	25	88,130
Earnings (loss) from discontinued operations, net of taxes	$249,494	$(392,045)	$(142,551)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Earnings (loss) from discontinued operations, net of taxes	$249,494	$(392,045)	$(142,551)

	For the Three Months Ended September 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$8,765	$-	$8,765
Costs and expenses	1,059,092	-	1,059,092
Loss before taxes	(1,050,327)	-	(1,050,327)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(1,050,327)	$-	$(1,050,327)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(1,050,327)	$-	$(1,050,327)

	For the Three Months Ended September 30, 2015
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$112,180	$209,842	$322,022
Costs and expenses	190,659	378,281	568,940
Loss before taxes	(78,479)	(168,439)	(246,918)
Income taxes	(689)	-	(689)
Earnings (loss) from discontinued operations, net of taxes	$(77,790)	(168,439)	(246,229)

Disposal
Gain on disposal before income taxes	$-	$-	$-
Income taxes	-	-	-
Gain on disposal, net of income taxes	$-	$-	$-

Loss from discontinued operations, net of taxes	$(77,790)	(168,439)	(246,229)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2014, Fengze, our wholly owned subsidiary, owned and operated seven commercial farms in the Wuhan City area and one commercial farm in Enshi Autonomous Prefecture, Hubei Province. In addition, one of Fengze’s wholly owned subsidiaries, Tianzhili,  mainly raises and sells black hogs in conjunction with local hog farmers in the Enshi Autonomous Prefecture. In addition, it distributes black hog products through supermarkets, including Zhongbai, Xinyijia and Wushang Mart, and other outlets in the greater Wuhan City area, and through the internet.

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

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company engaged in the manufacture and marketing of electro-hydraulic servo-valves and related servo systems and components located in Xiangyang, Hubei Province, from the former owners of Hang-ao, for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 of our common shares. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 261,750 common shares.  Because Hang-ao reported a net loss of $287,609 for the year ended December 31, 2015,  the 261,750 Aoxin Tianli common shares were cancelled in the first quarter of 2016.

We are currently trying to sell our interests in Hang-ao.

On August 26, 2014, we  consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby we acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”),  in exchange for 638,000 of the Company’s common shares, of which 100,750 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co., Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and CEO. As a result of its acquisition of 268,750 common shares of the Company in exchange for the 22,500,000 (representing 40% of the outstanding) OV Orange shares pursuant to the acquisition agreement and its purchase from us of an additional 750,000 common shares on August 21, 2014 for a purchase price of $7,200,000, or $9.60 per share, Hubei Aoxin Science and Technology Group Co., Ltd., owns a total of 1,018,750 common shares, representing approximately 12.28% of our common shares.

On November 12, 2014, we sold 100% of the equity of OV Orange’s wholly-owned subsidiary, Wuhan Orange Optical Networking Technology Development Co., Ltd., to Mr. Deming Liu and Hubei Aoxin Science and Technology Group Co., Ltd., for RMB 1,000,000, or $161,030 in cash.

On December 29, 2015, we sold our 95% of the equity of OV Orange to Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu (former shareholders of OV Orange), for RMB 47.5 million or approximately $7.3 million in cash, as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017 as previously stipulated  in the acquisition agreement.

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

The Exclusivity Agreements envision that we will work with the Animal Husbandry and Veterinary Bureaus of Xianfeng County and Enshi Tujia and Miao Autonomous Prefecture, respectively, to develop a regional breeding and distribution program whereby local farmers will be trained and supervised by us, the relevant governmental agencies and their cooperatives in raising a breed of black hogs genetically developed and monitored by us with the approval of the local government agency. By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. After providing the financing necessary for completion of the construction for 798 farms, we decided to stop providing capital to the program and focus on our black hog retail operations.

On September 1, 2016, we effected a reverse stock split of the Company's common stock (the “Reverse Split”). Under the laws of the British Virgin Islands and the Amended and Restated Memorandum and Articles of Association, shareholder approval of the Reverse Split was not required. As a result of the Reverse Split, every four shares of common stock outstanding were consolidated into one share, reducing the number of common shares outstanding on the effective date from 32 million to 8 million. The Reverse Stock Split did not affect the registration of our common stock under the Securities Exchange Act of 1934, as amended, or the listing of our common stock under the symbol “ABAC.” All share and per share information in this Form 10-Q has been retroactively adjusted to reflect the Reverse Split.

On July 19, 2016, the Company announced it had entered into a Letter of Intent to acquire a majority stake in Hannan Chengmai Zaohuaxiang Hog Industry Co., Ltd, a high-end specialty black hog farm operator based in Hainan Province with annual production capacity of 30,000 hogs. Prior to the date of this Report, we decided to terminate the acquisition due to the unsatisfactory results of our due diligence investigation.

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

Extreme weather impact. Recent extreme weather had a significant on various aspects of our operations and our financial results. Climate change has already increased the frequency or intensity of extreme weather events in China: heat waves, heavy rains, landslides and drought. Such events could damage our facilities, adversely affect our revenues and increase the operating costs.

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

Weather and other catastrophic events. Extreme weather and catastrophic events such as fires could damage our operating facilities, impact our hogs and increase our operating expenses.  We do not have sufficient insurance to adequately protect us against such adverse events.

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

In the early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions, including the Enshi Autonomous Prefecture. The rain had caused unrecoverable damage at 172 small-scale hog farms we constructed for local independent farmers. We estimated total economic losses of $2,364,453, including $1,388,754 at our facilities, an additional damage compensation of $306,584 to local farmers, and $669,115 at our market and breeder hogs which was reported as part of our cost of goods sold. The cooperation with the 172 damaged small-scale hog farms was terminated and we estimated  that  the relevant deposit payables of approximately $750,000 will be returned to the farmers.

Results of Operations

The results of operations of Hang-ao and OV Orange and their wholly owned subsidiaries, were reclassified as discontinued operations in the Company’s financial statements for the three months and nine months ended September 30, 2016 and 2015 based on the Company’s decision to focus on the hog industry and sell both subsidiaries and relevant businesses in the near future. OV Orange was sold on December 29, 2015. We have not yet found a buyer for Hang-ao.

Comparison of the Results of Operations for the nine months ended September 30, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2016	2015	Net Change	Change
Revenues	$26,511,428	$28,616,426	$(2,104,998)	(7.3%)
Cost of goods sold	21,374,328	22,184,523	(810,195)	(3.7%)
Gross profit	5,137,100	6,431,903	(1,294,803)	(20.1%)
Selling, general and administrative expenses	3,024,162	3,939,835	(915,673)	(23.2%)
Income (loss) from operations	2,112,938	2,492,068	(379,130)	(15.2%)
Interest income, net	142,871	61,784	81,087	131.2%
Subsidy income	-	3,571	(3,571)	(100%)
Loss from farm disposal	-	(787,964)	787,964	(100%)
Flood damage	(1,695,338)	-	(1,695,338)	n/a
Other income (expenses), net	9,670	(62,116)	71,786	(115.6%)
Total other income (expense)	(1,542,797)	(784,725)	(758,072)	96.6%
Income (loss) before income taxes	570,141	1,707,343	(1,137,202)	(66.6%)
Income taxes	-	-	-	n/a
Net income (loss)	$570,141	$1,707,343	$(1,137,202)	(66.6%)

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Nine Months Ended September 30, 2016
	Hog Farming	Retail	Total
Revenues	$25,196	$1,315	$26,511
Cost of goods sold	$20,380	$994	$21,374
Gross profit	$4,816	$321	$5,137
Gross margin %	19%	24%	19%

	Nine Months Ended September 30, 2015
	Hog Farming	Retail	Total
Revenues	$27,504	$1,112	$28,616
Cost of goods sold	$21,351	$833	$22,184
Gross profit	$6,153	$279	$6,432
Gross margin %	22%	25%	22%

Revenues. For the nine months ended September 30, 2016, we had revenues of $26,511,428, as compared to revenues of $28,616,426 for the same period of 2015. Our revenues decreased by $2,104,998 or approximately 7%. This reduction in revenues reflected the shrinkage in our business as a result of the sale of 2 hog farms in the third quarter of 2015 and inventory losses from the July flood damage. Although we sold fewer hogs during 2016, this reduction  was partly offset by improved selling prices.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the nine months ended September 30, 2016 and 2015.

Sales by Products

	Nine Months Ended September 30,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	12,096	$251	$3,042,039	20,452	$270	$5,513,528
Market Hogs – regular hogs	46,119	$227	10,457,753	58,829	$209	12,314,415
Market Hogs – black hogs	41,231	$284	11,696,765	43,570	$222	9,676,264

Total	99,446	$253	$25,196,557	122,851	$224	$27,504,207

	Nine Months Ended September 30,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	276,142	$5	$1,314,871	238,282	$5	$1,112,219
Total	276,142	$5	$1,314,871	238,282	$5	$1,112,219

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold decreased 41% and 22% in the year over year period. As the average price per hog changed (7%) and 8%, respectively, our revenues from sales of regular hogs decreased $4,328,151 in total. As also can be seen from the above, during the nine months ended September 30, 2016 the number of black hogs sold slightly decreased from the number sold in 2015, primarily as a result of inventory losses from the July flood damage which was partly offset by the recovery in production by the independent farmers in our black hog program. Since the average selling price per black hog increased significantly year over year, our revenues from sales of black hogs increased 21% despite the reduction in unit sales.

During the nine months ended September 30, 2016, 276,142 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 16% increase compared to the comparable period of the prior year. This increase in volume, along with an increase of 2% in the price received for our specialty pork products resulting in an improvement in our revenues year over year.

Cost of goods sold. For the nine months ended September 30, 2016, cost of goods sold was $21,374,328 as compared to $22,184,523 for the same period of 2015, a decrease of $810,195, or 4%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased approximately $1,671,000, as a result of a reduction in the purchase prices for our feeds and the sale of two of our farms. However, this reduction was partly offset by $0.5 million in  inventory losses and a $ 0.2 million biological asset loss from the July flood. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin increased to 23% in the nine months ended September 30, 2016 from 18% in 2015. Our gross profit was $5,137,100 for 2016 as compared to $6,431,903 for 2015. This decrease in our gross profit reflected the reduction in our business as a result of the disposal of hog farms in 2015 and the flood damage in July 2016.

Our gross margin from our Hog Farming and Retail segments were 23% and 25%, respectively, in 2016 as compared to 18% and 24% in 2015. The improvement in our gross margin in our Hog Farming segment and Retail segment was primarily the result of increased hog prices and cheaper feed costs.

Expenses. Selling, general and administrative expenses decreased by $915,673 in the nine months of 2016 as compared to the comparable period in 2015. The decrease was primarily the result of a cancelation of stock grants to key employees in 2015 which generated non-cash compensation expense of approximately $361,000 in the 2015 period and a decrease in our depreciation expense as a result of the disposal of two hog farms in 2015.

Net Other Income (Expense). We had net other expense of $1,542,797 during the nine months ended September 30, 2016, compared to a net expense of $784,725 in the nine months of 2015, an increase of $758,072, which was primarily due to the extreme weather impact which caused damages at our facilities estimated at $1,695,338.

Income Taxes. Our Hog Farming and Retail segments are exempt from Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax.

Net Income (Loss). Our net income for the nine months of 2016 and 2015 was $570,141 and $1,707,343, respectively. Net Income from continuing operations, Hog Farming and Retail, decreased by approximately $1.1 million year over year largely due to the flood damage caused by the extreme weather. The operating results of our discontinued operations, Hang-ao and OV Orange, significantly decreased from net loss of $142,551 in 2015 to a net loss of $3,072,531 in 2016.  We have taken steps to reduce the loss at Hang-ao.  Nevertheless, it will continue to be significant for the immediate future.

Comparison of the Results of Operations for the Three Months Ended September 30, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2016	2015	Net Change	Change
Revenues	$7,841,371	$9,176,510	$(1,335,139)	(14.6%)
Cost of goods sold	6,983,613	6,323,915	659,698	10.4%
Gross profit	857,758	2,852,595	(1,994,837)	(69.9%)
Selling, general and administrative expenses	947,907	1,006,094	(58,187)	(5.8%)
Income (loss) from operations	(90,149)	1,846,501	(1,936,650)	(104.9%)
Interest income, net	1,422	36,545	(35,123)	(96.1%)
Subsidy income	-	3,571	(3,571)	(100%)
Loss from farm disposal	-	(787,964)	787,964	(100%)
Flood damage	(1,695,338)	-	(1,695,338)	n/a
Other income (expenses), net	1,005	4,823	(3,818)	(79.2%)
Total other income (expense)	(1,692,911)	(743,025)	(949,886)	127.8%
Income (loss) before income taxes	(1,783,060)	1,103,476	(2,886,536)	(261.6%)
Income taxes	-	-	-	n/a
Net income (loss)	$(1,783,060)	$1,103,476	$(2,886,536)	(261.6%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended September 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended September 30, 2016
	Hog Farming	Retail	Total
Revenues	$7,326	$515	$7,841
Cost of goods sold	$6,590	$394	$6,984
Gross profit	$736	$121	$857
Gross margin %	10%	24%	11%

	Three Months Ended September 30, 2015
	Hog Farming	Retail	Total
Revenues	$8,866	$311	$9,177
Cost of goods sold	$6,101	$222	$6,323
Gross profit	$2,765	$89	$2,854
Gross margin %	31%	28%	31%

Revenues. For the three months ended September 30, 2016, we had revenues of $7,841,371, as compared to revenues of $9,176,510 for the same period of 2015. Our revenues decreased by $1,335,139 or approximately 15%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015 and the impact of the severe July weather. Although we sold fewer hogs during 2016, the adverse effect was partly offset by improved selling prices.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended September 30, 2016 and 2015.

Sales by Products

	Three Months Ended September 30,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	3,660	$248	$909,327	6,078	$276	$1,677,034
Market Hogs – regular hogs	14,229	$221	3,150,526	16,830	$247	4,154,332
Market Hogs – black hogs	12,611	$259	3,265,945	13,357	$227	3,034,208

Total	30,500	$240	$7,325,798	36,265	$244	$8,865,574

	Three Months Ended September 30,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	108,390	$5	$515,573	56,195	$6	$310,936
Total	108,390	$5	$515,573	56,195	$6	$310,936

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold decreased 40% and 15% in the year over year period. As the average price per hog decreased (10%) and (11%), respectively, our revenues from sale of regular hogs decreased $1,771,513. As also can be seen from the above, during the three months ended September 30, 2016 the number of black hogs sold slightly decreased from the number sold in 2015, primarily as a result of decreased production in 2016 due to the July flood effect. We anticipate that as the production of the farmers participating in our Black Hog Program reaches capacity, the number of black hogs we will have available for sale will level off. Since the average selling price per black hog increased significantly year over year, our revenues from sale of black hogs increased 8%.

During the three months ended September 30, 2016, 108,390 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 93% increase over the comparable period of the prior year. This increase in volume coupled with the stability of the price received for our specialty pork products resulted in a 66% year over year increase in our revenues.

Cost of goods sold. For the three months ended September 30, 2016, cost of goods sold was $6,983,613 as compared to $6,323,915 for the same period of 2015, an increase of $659,698, or 10%. The increase in cost of goods sold primarily results from the floods which occurred in the early July 2016 which caused a loss of approximately $0.5 million in our hog inventories and a loss of $0.2 million at our biological assets. Cost of goods sold for our Retail segment was consistent year over year.

Profit Margins. Our gross margin decreased to 11% in the three months ended September 30, 2016 from 31% in the 2015 period. Our gross profit was $857,758 for the 2016 quarter as compared to $2,852,595 for the 2015 quarter. This decrease in our gross profit reflected a decrease in gross profit of $2.0 million in our Hog Farming segment.

Our gross margin from our Hog Farming and Retail segments were 10% and 24%, respectively, in the 3rd quarter of 2016 as compared to 31% and 28% in the 2015 quarter.

Expenses. Selling, general and administrative expenses decreased by $58,187 in the third quarter of 2016 as compared to the 2015 quarter. The decrease was primarily the result of a decrease in our depreciation and amortization expenses from the disposal of our hog farms in 2015.

Net Other Income (Expense). We had net other expense of $1,692,911 during the three months ended September 30, 2016, compared to net expense of $743,025 in the third quarter of 2015, an increase of $949,886, which was primarily due to damages caused by the July floods.

Income Taxes. Our Hog Farming and Retail segments are exempt from Chinese income tax and VAT. With respect to our discontinued operation in electro-hydraulic servo valve devices, we are subject to 17% VAT tax and 25% corporate income tax.

Net Income (Loss). Our net income (loss) for the third quarter of 2016 and 2015 was ($1,783,060) and $1,103,476, respectively. Our net loss from continuing operations, our Hog Farming and Retail segments, reflects the financial impact from the disposal of hog farms in 2015 which limited our earning ability in 2016 and the impact from the severe July weather. The operating results of our discontinued operations, principally Hang-ao and OV Orange, significantly decreased from a net loss of $246,229 to a net loss of $1,050,327, which represented a reduction of approximately $0.8 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2016 our working capital was $59,596,736 as compared to $63,982,835 at December 31, 2015. Our funds are deposited in financial institutions located as follows:

	September 30, 2016		December 31, 2015
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	54,721,497	100%	49,656,897	100%
	$54,721,497	100%	$49,656,897	100%

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$9,987,746	$13,676,853
Net cash provided by (used in) investing activities	(3,095,023)	2,780,201
Net cash used in financing activities	(303,941)	(4,138,341)
Exchange rate effect on cash	(1,524,182)	(1,559,952)
Net cash inflow	$5,064,600	$10,758,761

Cash Provided by Operating Activities

Despite our net loss in the nine months ended September 30, 2016, we were able to generate significant cash from operations during the period.  Cash from operating activities mainly consisted of the net income generated by our continuing operations of $570,141 for the nine months of 2016, supplemented by non-cash expenses of depreciation and amortization of $2.0 million, amortization of prepaid expenses and long-term prepaid expenses of $397,752 and $80,878, a loss of $2.4 million from flood damage, a loss of $0.5 million from the disposal of biological assets, a decrease of $4.0 million in inventories and a decrease of $100,259 in accounts receivable. In addition, we also reported net cash of $6,401 provided by operating activities from discontinued operations.

Net cash provided by operating activities in the nine months ended September 30, 2015 totaled $13,676,853. Cash flow pertaining to operating activities benefited from depreciation and amortization of $2,302,022, amortization of prepaid expenses and long-term prepaid expenses of $237,000 and $940,627, a non-cash bad debt expense of $116,092, a non-cash loss of $787,964 from the disposal of 2 of our farms, a reduction of $6.2 million in inventories, and a reduction in advances to suppliers of $0.5 million, which were partially offset by an increase in accounts receivable of $1 million and an increase of $0.3 million in other receivables.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $3,095,023 related to purchases of new equipment for hog farms.

Net cash provided by investing activities for the nine months ended September 30, 2015 totaled $2,780,201. This amount principally reflects proceeds of $1,217,414 received from disposal of 2 of our farms and net cash of $1.6 million provided by investing activities from discontinued operations.

Cash Used in Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $303,941. This was comprised of a decrease of $9.1 million in restricted cash, proceeds of $2.7 million from our new short-term loans, and $12.2 million of repayments of bank acceptance notes. The restricted cash was collateral for our bank acceptance notes.

For the nine months ended September 30, 2015, we used net cash of $4,138,341 in financing activities. This mainly reflects an increase in cash deposits of $3,246,437 in a bank for our bank acceptance notes payable and a repayment of $2,402,363 of short-term loans.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2016 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,699	$2,699	$-	$-	$-
Others	-	-	-	-	-
	$2,699	$2,699	$-	$-	$-

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

Aoxin Tianli Group, INC.

November 10, 2016	By:	/s/ Hanying Li
Hanying Li Co-Chief Executive Officer

November 10, 2016	By:	/s/ Wocheng Liu
Wocheng Liu Co-Chief Executive Officer

November 10, 2016	By:	/s/ Chun Choi Law
Chun Choi Law Chief Financial Officer (Principal Financial and Accounting Officer)