Form 10-K
period 2016-12-31
AOXIN TIANLI GROUP, INC.
filed 2017-03-14
CIK 1486299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34799

AOXIN TIANLI GROUP, INC.
 (Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite K, 13th Floor, Building A, Jiangjing Mansion
228 Yanjiang Ave., Jiangan District, Wuhan City
Hubei Province, China 430010
 (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (+86) 27 8274 0726

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, $0.004 par value	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $12,572,000, based upon a closing price of $3.20 per common share on June 30, 2016.

At March 14, 2017, the registrant had outstanding 7,988,245 common shares.

Documents incorporated by reference:  Not Applicable.

Form 10-K
Aoxin Tianli Group, Inc.

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements, and include, but are not limited to our ability to complete product orders, expand and grow distribution channels, political and economic factors in the People’s Republic of China, our ability to identify attractive acquisition candidates as part of our growth strategy, dependence upon a limited number of large customers and other factors identified in this report.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Aoxin Tianli Group, Inc. (“Aoxin Tianli” when referring solely to our British Virgin Islands company); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company (“WFOE”); Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”) wholly-owned by WFOE; Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company wholly-owned by Fengze (“Tianzhili”), and its affiliated companies, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd., a Chinese limited liability company (“Hang-ao”) until the sale of our equity interest on December 23, 2016 and  Wuhan Optical Valley Orange Technology Co., Ltd.,  a corporation organized under the laws of the People’s Republic of China (“OV Orange”) until the sale of our equity interest on December 29, 2015;

•	shares” and “common shares” refer to our common shares, $0.004 par value per share;
•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and
•	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2016 at RMB 6.945 to $1.00 as compared to RMB 6.4917 to $1.00 at December 31, 2015. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2016 and 2015 were RMB 6.643 and RMB 6.2288, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

On September 1, 2016, we effected a reverse stock split of our common stock (the “Reverse Split”). As a result of the Reverse Split, every four shares of common stock outstanding were consolidated into one share. All share and per share information in this Form 10-K has been retroactively adjusted to reflect the Reverse Split.

Part I

Item 1. Business

Our Company

Since inception we have been engaged in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC. Commencing in 2013 we began distributing specialty processed black hog products under our self-developed trademark Xiduhei, through supermarkets and to restaurants, hotels and other outlets, and direct to consumers via  the internet.

In July 2014 as part of a diversification strategy we acquired companies engaged in the manufacture and marketing of electro-hydraulic servo-valves and the development of optical fiber hardware and software solutions for the security and protection industry. However, in the fourth quarter of 2015, we decided to focus on our hog farming operations, sell our operations in electro-hydraulic servo-valves and optical fiber based security & protection and seek to grow through internal expansion and acquisitions of businesses in the agricultural industry.

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

On June 6, 2014, we entered into a share purchase agreement with the principal stockholders of Fengze whereby WFOE acquired 100% of the equity of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change and it was declared effective by the Wuhan Administrator for Industry & Commerce and WFOE became the holder of 100% of the equity interest of Fengze, and Fengze effectively became a wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former principal stockholders entered into an agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009, pursuant to which WFOE previously controlled Fengze.

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”) for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 of our common shares. On December 23, 2016, we entered into an equity transfer agreement with Zhongbicheng Holdings Co., Ltd. for the sale of our 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

On August 26, 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation organized under the laws of the People’s Republic of China focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry, from the former owners of OV Orange, for 638,000 of our common shares, valued at $4,976,400. Under the terms of the acquisition agreement, 100,750 of those shares, subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

OV Orange was sole shareholder of Optical Networking. On November 10, 2014, OV Orange entered into a share sale agreement with Mr. Deming Liu and Hubei Aoxin Science & Technology Group Co. Ltd. to sell 100% of the equity of Optical Networking for consideration of RMB 1,000,000 or $161,030. On November 12, 2014, the consideration of RMB 1 million or $161,030 had been collected.

On December 29, 2015, the Company completed equity transfer agreements with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu, for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million), as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017.

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

As mentioned above, we had determined to sell Hang-ao and OV Orange during the fourth quarter of 2015. As a consequence of the sales of OV Orange and Hang-ao, the results of operations of Hang-ao and OV Orange have been reflected as discontinued operations in our consolidated financial statements.

Corporate Information

Our principal executive office is located at Suite K, 13th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and our Fax number is (+86) 27 8274 1687. Our website address is www.aoxintianli-china.com.

Our Corporate Structure

Aoxin Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Aoxin Tianli owns all of the outstanding capital stock of HC Shengyuan Limited (“HCS”), which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., or WFOE, which was incorporated in 2005 as a domestic Chinese company. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China. Fengze owns 100% of the equity interests of Tianzhili and WFOE owns 100% of the equity of Fengze.

Our current corporate structure is as follows:

Hog Farming Business

Fengze entered the hog breeding and production business in 2005 when it built its first hog farm. Fengze currently owns and operates seven commercial farms in Wuhan and surrounding areas and one farm in Enshi Prefecture of Hubei Province. Our farms, in the aggregate, have an annual production capacity of approximately 130,000 hogs. We conduct genetic, breeding and nutrition research to improve our hog production capabilities. Our animal nutrition research consists of the development of a premix we feed our hogs. In coordination with a local institute, we developed this product to improve our feed to meat conversion ratio, thus reducing our feed costs, and to improve the health of our hogs.

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

In an effort to significantly increase the scale of our operations, in 2012 we concluded a series of agreements (the “Exclusivity Agreements”) with the Animal Husbandry and Veterinary Bureau of Enshi Tujia and Miao Autonomous Prefecture of Hubei Province, the Animal Husbandry and Veterinary Bureau of Xianfeng County of Hubei Province, the Xuwang Hog Farming Professional Cooperatives of Xianfeng County, and the Qiming Hog Farming Professional Cooperatives of Xianfeng County, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.   The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. This program allows us to profit from the black hogs grown by the participating farmers who purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. After providing the financing necessary for completion of the construction for 798 farms, we decided to stop providing capital to the program and focus on our black hog retail operations.

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions, including the Enshi Autonomous Prefecture. The rain caused unrecoverable damage at 172 small-scale hog farms the Company had constructed for local independent farmers. As the result, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

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

Due to its central location, Hubei is well-known in China for the adaptability of its breeder hogs. Breeder hogs from the southern part of China tend to not tolerate the cold weather in northern China; similarly, breeder hogs from the northern part of China tend not to tolerate the heat of southern China. We have found that breeder hogs raised in Hubei tend to adapt well to variations in both northern and southern of China.

Wuhan City’s government was one of the first local governments to provide economic incentives to hog farms that reached certain production levels. Farms located within the Wuhan Area that reach an annual production capacity of 10,000 hogs are eligible for a one-time grant of RMB 1.5 million (approximately $230,000). When a farm reaches an annual capacity of 20,000 hogs, it is eligible for a grant of RMB 3 million (approximately $460,000), less any grant it received when its capacity reached 10,000 hogs.

Breeder Hogs and Market Hogs

We utilize a variety of purebred hogs at our farms. The primary purebred varieties that we utilize are the Yorkshire, Landrace and Duroc. We breed both purebred and cross-bred hogs in order to attain what we feel are the most desirable traits in the hogs produced in our farms.

In 2016 and 2015, 12% and 19% of our hog revenues were derived from regular breeder hog sales, 40% and 43% were from regular market hog sales. In 2016, 40%, 2%, and 7% of our revenues were from black market hogs, black breeder hogs, and processed black pork products. In 2015, we generated 32%, 2%, and 4% of our revenues from black market hogs, black breeder hogs, and processed black pork products. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weigh about 220 – 240 pounds.

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

We seek to avoid the use of what we view as excessive amounts of antibiotics in our hogs. After years of research and development in cooperation with our consultant, Professor Ming Li of Central China Normal University, we have developed our own premix, which we use instead of commercially available biofeed premixes. Our premix contains no antibiotics and, according to the Hubei Province Import and Export Commodity Inspection and Quarantine Bureau, our pork products test negative for drug residues and meet the industry limits for heavy metals.

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

Our Retailing Efforts

Starting in 2013, we expanded our operations to include retail sales of our boxed fresh black hog meat through facilities we maintain at supermarkets and to hotels, restaurants and other retailers.  On 2014 we initiated sales of specialty processed black hog meat direct to consumers through the internet. We sell our products under our “Xiduhei” trademark through more than 8 supermarkets in Wuhan City and in over 4 direct sale outlets. As of December 31, 2016 and 2015, our sales and marketing force consisted of approximately 37 and 38 employees, respectively, in Wuhan City. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

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

•
We expect to continue to expand our operations in the PRC through acquisitions in the agricultural industry.   We are currently seeking to identify and acquire additional hog farms or pork processing businesses with complementary products to those we currently produce.  In addition, we are expanding our search for suitable acquisition candidates to other agricultural businesses.

Customers

Our main customers for breeder hogs consist of farmers and slaughterhouses which purchase for their own accounts and brokers who sell the hogs to other hog farms and  slaughterhouses. In 2016 and 2015, none of our customers accounted for more than 10% of our total revenues or segment revenues.

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

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 52% and 33% of our inventory purchases for our hog businesses in 2016 and 2015, respectively. Purchases from Wuhan Jintudi Feed Co. (“Jintudi”), Ltd. and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2016 accounted for 4% and 6%, respectively, of our inventory purchases, as compared to 7% and 10%, respectively, of our 2015 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 17% and 36% of our inventory purchases during 2016 and 2015, respectively.

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Jintudi, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2016, our research and development team consisted of 35 employees who also participate in general administrative functions. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2016 and 2015, we spent $68,645 and $61,552, respectively, on research and development activities.

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

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural and high technology businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. Both Fengze and WFOE were exempted from income taxes for 2016 and prior years.

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

On June 25, 2013, we submitted the trademark registration, “Xiduhei,” for use in connection with the sale of our black hog products which had been approved on April 7, 2015.

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

Employees

As of March 14, 2017 we had approximately 290 employees, all of whom were based in China. Of these employees, 35 were in management and administration in our headquarters.

Hog Farming Segment

As of March 14, 2017 we had approximately 218 employees in our hog farming operations; 8 were farm managers, 12 served as deputy farm managers, 18 were in technical support (including the research and development staff, and veterinarians located on the farms), and 180 were in farming and sales.

Retail Segment

As of March 14, 2017 we had approximately 37 employees in our black hog retail operations. Of these employees, 12 were in management and administration and 25 were in sales.

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

Concepts regarding private property and the right to use land are in the development stage in China.  If the national or local government were to determine that the community at large would be better served if one of our farms were to alter or even cease its operations, or that the land on which one of our farms is located should be devoted to another purpose, it is likely that we would have no choice other than to comply with any order that might be issued. In such event, if we were to receive any compensation for the loss or interruption to our business, the amount of such would likely be far less than the damages incurred.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Any additional equity financing may result in dilution to the holders of our shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our co-Chief Executive Officers, Ms. Hanying Li, and Mr. Wocheng Liu, to manage our operations.

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

We may not pay dividends.

We have not previously paid any cash dividends, and we do not anticipate paying any dividends on our common shares.  Due to the seasonality and business cycles, we cannot assure you that our operations can bring in sufficient revenues to enable us to operate profitably or to generate positive cash flows every year. Furthermore, there is no assurance our Board of Directors will declare dividends even if we are profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors. If we determine to pay dividends on any of our common shares in the future, we will be dependent, in large part, on receipt of funds from our operations.

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

We regularly execute organizational changes such as acquisitions, divestitures and realignments to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as the results of operations and financial condition could be materially adversely affected.

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

Intangible assets are a substantial portion of our assets. At December 31, 2016 and 2015, intangible assets were $2.4 million and $2.8 million of our total assets, respectively. Our intangible assets may increase in the future since our strategy includes growth through acquisitions. We may have to write off all or part of intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. In 2016 and 2015, we took no impairment charge in our intangible assets.

If we fail to implement our expansion plans, our financial condition and results of operations could be materially and adversely affected.

An important part of our strategy is to grow our business by acquiring other hog farms or develop a pork processing business. In addition, the operation of our Hog Farming and Retail businesses may require a significant cash investment to finance purchases of inventories we intend to sell. We may need to raise additional financing to implement our expansion strategy to acquire other companies and finance the operations of our existing businesses. We may not have access to the funding required for these plans on acceptable terms. Our expansion plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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

The PRC government has provided tax incentives and subsidies to domestic companies in our industries to encourage the development of agricultural businesses in China. We have received business tax exemptions, subsidies and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of these operations. An example is that both Fengze and WOFE were exempted from income taxes for 2016 and prior years.

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

Because WFOE and Fengze are based in China, our shareholders may have greater difficulty in obtaining information about them on a timely basis than would shareholders of a U.S.-based company. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders and, where available, will likely be available only in Chinese. Shareholders will be dependent upon management for reports of their progress, development, activities and expenditure of proceeds.

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

Our management is generally not familiar with the United States securities laws and the customs and practices of businesses outside of China.

Our management is generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to the requirements of the applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.  Moreover, our management is not familiar with the customs and business practices utilized outside of China to manage businesses.  Such lack of familiarity may result in decisions being made that are contrary to the expectations of investors in the United States or Europe.

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

We also have opted out of NASDAQ Marketplace Rule 5635(a)(2) which requires each issuer to obtain shareholder approval prior to the issuance of its shares in connection with the acquisition of the stock or assets of another company if any director, officer or Substantial Shareholder (as defined by NASDAQ Marketplace Rule 5635(e)(3)) of the issuer has a 5% or greater interest (or such persons collectively have a 10% or greater interest) directly or indirectly, in the company or assets to be acquired or in the consideration to be paid in the transaction or series of related transactions and the present or potential issuance of common stock, or securities convertible into or exercisable for common stock, could result in an increase in common shares or voting power of 5% or more. The presence of this rule would preclude us from issuing shares of our common stock, or securities convertible into or exercisable for common stock, in connection with an acquisition if the issuance would result in an increase in common shares or voting power of 5% or more, and any of our directors or officers, or any shareholder owning 5% or more or group of shareholders owning 10% or more of our outstanding shares, had a 5% or greater interest in the company or assets to be acquired or the consideration to be paid.

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

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 14, 2017, we had outstanding an aggregate of 7,988,245 common shares, of those shares, 1,840,000 are restricted shares owned by non-affiliates that can be freely transferable or are tradable subject to the satisfaction of certain conditions without registration under the Securities Act, 3,638,750 are owned by our affiliates that may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our former chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Mr. Ping Wang, our former Chairman and Chief Executive Officer, beneficially owns approximately 30.53% of our outstanding common shares. In addition, our current Co-Chief Executive Officer, Ms. Hanying Li, as well as one of our directors, owns approximately 10.01% of our outstanding common shares. As a result, Mr. Wang and Ms. Li possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if our Chief Executive Officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our former Chief Executive Officer, Mr. Ping Wang, who owns approximately 30.53% of our outstanding common shares, or Ms. Li, our current Co-Chief Executive Officer and director, who owns approximately 10.01% of our outstanding common shares, was to pledge his or her shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

Item 2. Properties

Hog Farming Segment

We currently operate eight hog farms within Hubei Province. We also maintain an office for our headquarters in Wuhan City. We have two farms that are less than 10 acres each. The largest hog farm currently operating contains approximately 80 acres and has an annual capacity of 20,000 hogs.

These farms are generally located on lands that we lease from farming associations. Under Chinese law, the traditional farmers, represented by local farming authorities, are able to lease this land to us to develop for agricultural purposes. The commercial leases are held for periods of between 20 and 50 years, depending on the local farming authority.

We also have an office located at 2nd Floor, No. 31, Yunlin Street, Jiangan District, Wuhan City, Hubei Province, China 430010 with space of 1,372.09 square meters, which we acquired in December 2014.

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite K, 13th Floor Building A, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	1 year (December 1, 2016-November 30, 2017)	5170 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

Retail Segment

We operate our retail business and maintain our sales team in our headquarters office in Wuhan City.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or any security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

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

	High	Low
Quarter Ended March 31, 2015	$7.24	$5.48
Quarter Ended June 30, 2015	$7.32	$5.44
Quarter Ended September 30, 2015	$5.56	$2.04
Quarter Ended December 31, 2015	$4.80	$1.92
Quarter Ended March 31, 2016	$3.72	$2.24
Quarter Ended June 30, 2016	$3.32	$2.32
Quarter Ended September 30, 2016	$3.52	$1.80
Quarter Ended December 31, 2016	$3.85	$2.01

Holders

On December 31, 2016, there were approximately 16 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from WFOE, which in turn would be dependent on the receipt of dividends from Fengze. Payments of dividends by WFOE to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require WFOE to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in the British Virgin Islands.

Recent Sales of Unregistered Securities

Except as previously reported in the reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the year ended December 31, 2016.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about common shares available for issuance under compensatory plans and arrangements as of December 31, 2016.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a)

Equity compensation
plan approved by
security holders	15,750	$10.00	309,250

Equity compensation
plans not approved by
security holders	-	-	None

Total	15,750	$10.00	309,250

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

Overview

Our Company is in the business of breeding, raising, and selling hogs in the Wuhan City area of the PRC, and distributes specialty processed black hog products through supermarkets and other outlets and direct to consumers via the internet. In an effort to significantly increase the scale of our operations, in 2012 we concluded the Exclusivity Agreements, whereby we were granted the exclusive right to breed and sell Enshi black hogs in Enshi Autonomous Prefecture in Hubei Province.   The agreements call for the joint development, funding and operation of local cooperatives in the Enshi Autonomous Prefecture in Hubei Province whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by the Company for resale as meat hogs or retained or sold as breeders at the Company’s discretion. This program allows us to profit from the black hogs grown by the participating farmers who purchase feed, vaccines and other supplies from us and then sell us their hogs at a price which is comparable to the costs at which we currently grow our own hogs.

By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. After providing the financing necessary for completion of the construction for 798 farms, we decided to stop providing capital to the program and focus on our black hog retail operations. Due to the extensive damages suffered by 172 farms as a result of July’s record rainfall in Wuhan, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies. In accordance with such plan, in July 2014, we acquired 88% of the equity of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 of our common shares.  In addition, in August 2014, we and consummated a stock purchase agreement whereby we acquired 95% of the outstanding equity of OV Orange.

  However, in early 2015, due to disruptions in the Chinese economy we began to reconsider this strategy. In the fourth quarter of 2015, we determined to focus on the Agricultural industry and sell Hang-ao and OV Orange. In December 2015, we sold our 95% of the equity of OV Orange for RMB 47.5 million or approximately $7.3 million in cash, as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange will be released to him at the end of March, 2017 as previously stipulated in the acquisition agreement.  On December 23, 2016, we completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of our 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

For the 2016 and 2015 the operating results of Hang-ao and OV Orange, were reflected in the Company’s financial statements as discontinued operations.

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment, we derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughter houses for conversion into pork products. Some hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. As very few boars are required for breeding purposes, and approximately half of a litter will be males, most males are sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contributor to its operating profit.

In our retail segment, we generate our revenues from selling black hog meat products through supermarkets and other direct sale outlets, and direct to consumers via the internet.

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

Number of farms we operate. We have acquired or constructed a number of hog farms, and may acquire additional hog farms in the future. As we operate more farms, our administrative expenses tend to increase in dollars terms.

Retail expenses. As we pursue a strategy of providing our branded product to retail outlets, we expect that we will face additional costs such as promotion and advertising expenses to establish our brand image and retail recognition.

In connection with the Enshi Black Hog program, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 7 joint development agreements, generally for periods of 10 years, whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provided funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. We have constructed or purchased $11.24 million dollars of hog rearing facilities and equipment that has been completed and is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we decided to temporarily stop providing capital to the program and focus on our black hog retail operations. The heavy rainfall in Wuhan in July 2016 damaged a number of these farms and as the result, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

Results of Operations

The results of operations of Hang-ao and OV Orange, were reclassified as discontinued operations in the Company’s financial statements for the years ended December 31, 2016 and 2015 based on the Company’s decision to focus on the hog industry and the sale of  OV Orange on December 29, 2015 and Hang-ao on December 23, 2016.

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For the Years Ended December 31,			Percentage of
	2016	2015	Net Change	Change
Revenues	$33,697,680	$37,367,956	$(3,670,276)	(9.82%)
Cost of goods sold	27,290,471	28,670,968	(1,380,497)	(4.81%)
Gross profit	6,407,209	8,696,988	(2,289,779)	(26.33%)
Selling, general and administrative expenses	3,959,160	5,062,936	(1,103,776)	(21.80%)
Income from operations	2,448,049	3,634,052	(1,186,003)	(32.64%)
Interest income (expense), net	139,066	103,228	35,838	34.72%
Subsidy income	22,524	3,532	18,992	537.71%
Loss from disposal of hog farms	-	(779,337)	779,337	(100%)
Gain from disposal of construction in progress	-	4,254	(4,254)	(100%)
Flood damage	(1,670,820)	-	(1,670,820)	n/a
Other income, net	2,258	16,363	(14,105)	(86.20%)
Net other expense	(1,506,972)	(651,960)	(855,012)	131.14%
Income before income taxes	941,077	2,982,092	(2,041,015)	(68.44%)
Income taxes	-	-	-	n/a
Net income from continuing operations	941,077	2,982,092	(2,041,015)	(68.44%)
Loss from operations of discontinued component, net of taxes	(3,149,566)	(690,385)	(2,459,181)	356.20%
Gain from disposal of discontinued component, net of taxes	70,820	2,144,226	(2,073,406)	(96.70%)
Net income (loss)	$(2,137,669)	$4,435,933	$(6,573,602)	(148.19%)

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2016 and 2015 (dollars in thousands).

	Year Ended December 31, 2016
	Hog Farming	Retail	Total
Revenues	$31,449	$2,248	$33,697
Cost of goods sold	$25,630	$1,660	$27,290
Gross profit	$5,819	$588	$6,407
Gross margin %	19%	26%	19%

	Year Ended December 31, 2015
	Hog Farming	Retail	Total
Revenues	$35,904	$1,464	$37,368
Cost of goods sold	$27,588	$1,083	$28,671
Gross profit	$8,316	$381	$8,697
Gross margin %	23%	26%	23%

Revenues. For the year ended December 31, 2016, we had revenues of $33,697,680, as compared to revenues of $37,367,956 for 2015. Our revenues decreased by $3,670,276 or 9.82%. This reduction in revenues reflected the impact from the sale of 2 hog farms in the third quarter of 2015. Those hog farms contributed $4.4 million in revenues in 2015. In addition, we suffered inventory losses from the July flood damage. Although we sold fewer hogs during 2016, the adverse effect was partly offset by improved hog selling prices for regular market hogs and black market hogs.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the years ended December 31, 2016 and 2015.

Revenues by Products

	Years Ended December 31,
	2016			2015
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	15,957	$249	$3,966,831	26,349	$266	$7,018,572
Market Hogs – regular hogs	60,808	$220	13,393,781	76,683	$209	16,048,376
Market Hogs – black hogs	50,595	$278	14,088,641	57,819	$222	12,836,744

Total	127,360	$247	$31,449,253	160,851	$223	$35,903,692

	Years Ended December 31,
	2016			2015
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	462,499	$5	$2,248,427	290,154	$5	$1,464,264
Total	462,499	$5	$2,248,427	290,154	$5	$1,464,264

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold decreased 39% and 21% in the year over year period. As the average price per hog changed (6%) and 5%, respectively, our revenues from sales of regular hogs decreased $5,706,336 in total. As also can be seen from the above, during the year ended December 31, 2016 the number of black hogs sold decreased 12% from the number sold in 2015, primarily as a result of inventory losses from the July flood damage which was partly offset by the recovery in production by the independent farmers in our black hog program. Since the average selling price per black hog increased significantly year over year, our revenues from sales of black hogs increased 10% despite the reduction in unit sales.

During the year ended December 31, 2016, 462,499 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 59% increase compared to the comparable period of the prior year. This increase in volume, along with a consistent selling price for our specialty pork products resulted in an improvement in our revenues year over year.

Cost of goods sold. For the year ended December 31, 2016, cost of goods sold was $27,290,471 as compared to $28,670,968 for the same period of 2015, a decrease of $1,380,497, or 4.81%. The decrease in cost of goods sold primarily results from a reduction in costs in our Hog Farming segment which decreased $1,957,655, which benefited from a reduction in the purchase prices for our feeds and the sale of two of our farms. Cost of goods sold as a percentage of sales in our Retail segment was consistent year over year.

Profit Margins. Our gross margin decreased to 19% in the year ended December 31, 2016 from 23% in 2015. Our gross profit was $6,407,209 for 2016 as compared to $8,696,988 for 2015. This decrease in our gross profit reflected the reduction in our business as a result of the disposal and closure of hog farms in prior years and the flood damage in July 2016 which both limited our hog sale force and bargain power over feed cost control with our suppliers.

Our gross margin from our Hog Farming and Retail segments were 19% and 26%, respectively, in 2016 as compared to 23% and 26% in 2015. The reduction in our gross profit from our Hog Farming segment was primarily the result of significant setbacks in sales of our higher margin products, regular breeder hogs, with decreases in unit price and volume.

Expenses. Selling, general and administrative expenses decreased by $1,103,776 in 2016 as compared to 2015. The decrease was primarily the result of a decrease of $0.5 million in stock based compensation, a decrease of $0.1 million in our bad debt expense, and a decrease of $0.2 million in our depreciation expense as a result of the disposal of two hog farms in 2015.

Net Other Expense. We had a net other expense of $1,506,972 during the year 2016, compared to a net expense of $651,960 in 2015, an increase of $855,012, which was primarily due to the extreme weather impact which caused damages at our facilities at $1,670,820.

Income Taxes. Our Hog Farming and Retail segments are exempt from the Chinese income tax and VAT.

Net Income (Loss).  Our net income from continuing operations was $941,077 and $2,982,092 for the years ended December 31, 2016 and 2015, respectively. The decrease of approximately $2.0 million year over year was largely due to the flood damage caused by the extreme weather and reduced demand for our higher margin products, regular breeder hogs.  Our net income (loss) for 2016 and 2015 was ($2,137,669) and $4,435,933, respectively. The net loss for 2016 was the result of the loss of $3,149,566 incurred in our discontinued operations.   We sold Hang-ao on December 23, 2016, completing the divestiture of our discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 our working capital was $57,497,640 as compared to $63,982,835 at December 31, 2015. These funds are deposited in financial institutions located as follows:

	December 31, 2016		December 31, 2015
Country	Dollar	%	Dollar	%
United States	$-	-	$-	-
China	54,458,026	100%	49,656,897	100%
	$54,458,026	100%	$49,656,897	100%

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$10,047,286	$21,246,034
Net cash provided by investing activities	(1,242,258)	3,975,423
Net cash used in financing activities	(301,069)	(11,979,698)
Exchange rate effect on cash	(3,702,830)	(2,708,731)
Net cash inflow	$4,801,129	$10,533,028

Cash Provided by Operating Activities

Net cash provided by operating activities in the year ended December 31, 2016 totaled $10,047,286. Cash flow pertaining to operating activities from continuing operations benefited from non-cash expenditures, including depreciation and amortization of $2,898,610, amortization of prepaid expenses and long-term prepaid expenses of $242,304 and $106,818, a grant of stock to key employees of $313,438, and a $2,496,892 loss from flood damage. In addition, we had a reduction in accounts receivables of $222,995 and a decrease in inventory of $3,972,673, were partially offset by an increase of $217,380 in prepaid expenses and a decrease of $1,398,591 in other payables.

Cash from operating activities in 2015 mainly consisted of our net income for the year of $2,982,092, supplemented by non-cash expenses of depreciation and amortization of $2,693,265, amortization of prepaid expenses and long-term prepaid expenses of $288,857 and $113,308, bad debt expense of $113,944, a grant of stock to key employees of $822,022, a loss of $779,337 from the disposal of hog farms, and a decrease of $7,578,664 in inventories. These were partially offset by an increase in accounts receivable of $198,705, a prepayment of $269,289 in prepaid expenses. In addition, we also reported net cash of $5,257,949 provided by operating activities from discontinued operations.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 totaled $1,242,258 which included a repayment of $2.1 million for prior year loans from Hang-ao and capital investments of $2,960,399 in fixed asset for upgrading hog farms partially offset by cash consideration of $3,913,894 received for selling Hang-ao.

Net cash provided by investing activities for 2015 totaled $3,975,423. This included $2,769,826 of cash received from the disposal of OV Orange and $1,204,084 from the disposal of two hog farms.

Cash Used in Financing Activities

For the year ended December 31, 2016, we used net cash of $301,069 in financing activities. We received $9.0 million of previously restricted cash from banks and proceeds from renewed short-term loans of $2,709,619. These favorable factors were offset by the repayment of $12,042,752 in short-term loans.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2016, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,591,793	$2,591,793	$-	$-	$-
Others	-	-	-	-	-
	$2,591,793	$2,591,793	$-	$-	$-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Wocheng Liu, our Co-Chief Executive Officer, and Chun Choi Law, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Wocheng Liu, our Co-Chief Executive Officer, and Chun Choi Law, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including Wocheng Liu, our Co-Chief Executive Officer, and Chun Choi Law, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting.

During the last quarter of the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Wocheng Liu	53	Chairman of the Board, Co-Chief Executive Officer and Director	2016
Hanying Li	66	Co-Chief Executive Officer and Director	2005
Chun Choi Law	56	Chief Financial Officer	2016
Guolan Li	58	Director	2015
Zihui Mo (1)(3)	58	Director	2012
Gang Yin (1)(2)(3)	55	Director	2015
Eliza Siu Yuk Lee (1)(2)	56	Director	2016
Jamie Tseng (2)(3)	62	Director	2016

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

Wocheng Liu. Mr. Liu has been chairman and a director of the Company since May, 2016. Mr. Liu has served as Executive President of Hubei Aoxin Science & Technology Group Co., Ltd., which owns approximately 12.8% of our outstanding shares, since October 2015. Prior to joining Hubei Aoxin Science & Technology Group Co., Ltd. and commencing May 2010 Mr Liu was President of Yingi International Carbon Market Investment Group. From March 2008 to March 2010, Mr. Liu was Vice President of Pan-China Group, which was directly subordinate to the Ministry of Construction of China. In May 2006 Mr. Liu founded Hainan Shiji Xiangguang Investment Co., Ltd., where he served as Chairman.  From May 2004 to April 2006, Mr. Liu was General Manager of Zhengzhou Xinlong Dapeng Power Co., Ltd. From December 2002 to May 2004, he served as a consultant to Luoyang Industry & Commerce Co., Ltd. From August 1996 to November 2002, Mr. Liu was Vice Secretary of Yiyang County Committee of the Communist Party of China. From June 1993 to July 1996, he served as Deputy County Mayor of Yiyang County, Henan Province. From March 1991 to May 1993, Mr. Liu served as Deputy Director of Mining Administration Office of Xin’an County, Henan Province, and Director General of Mining Administration Bureau of Xin’an County, Henan Province. Mr. Liu was nominated as a director for his experience in business and management.

Hanying Li.  Ms. Li has been a director of the Company since January 2010 and served as our Chair and Chief Executive Officer from that date until March 27, 2014 and from September 9, 2015 to May 31, 2016. She continues to serve as our Co-Chief Executive Officer.  Ms. Li founded Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., our operating company in China (“Fengze”), in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her Bachelor’s Degree in Law from Hubei Finance & Economic University. Ms. Li was nominated as a director in January 2010 for her experience operating hog farms and leadership of our company.

Chun Choi Law. Mr. Law has been CFO of the Company since June, 2016. Mr. Law was the principal of Tommy C.C. Law Certified Public Accountant, a public accounting firm, before he joined the Company. From April 2005 to November 2012, Mr. Law was employed by China Infrastructure Investment Limited, initially as financial controller, then as corporate secretary, and finally as Chief Financial Officer.  China Infrastructure Investment Limited is primarily an investment holding company whose investment portfolio includes properties and natural gas businesses, and whose shares are listed on The Stock Exchange of Hong Kong Limited. From April 2010 to September 2012, Mr. Law served as an independent non-executive director at Karce International Holdings Company Limited, a manufacturer and distributor of calculators and other electronic products, where he served as a member of the Audit Committee and Nomination Committee and as chairman of the Remuneration Committee. Mr. Law was employed as Financial Controller at Pearl Investments (Hong Kong) Limited from September 1996 to May 2003 and at Lee Gardens International Holdings Limited from January 1997 to March 2003. From June 1993 to January 1995 he was employed as Senior Accounting Manager at Albion International Holdings Limited. From October 1991 to September 1992 he was employed as Manager (Finance Division) at Hong Kong Securities Clearing Company Limited. From August 1984 to July 1991 Mr. Law was employed as a Supervisor at Price Waterhouse. Mr. Law graduated from the Hong Kong Polytechnic University with a degree in Accountancy in 1984 and received a post-graduate degree in Corporate Administration from the Hong Kong Polytechnic University in 2000

Guolan Li.  Mr. Li has been a director of the Company since August, 2015. Mr. Li has been General Manager of Hubei Aoxin Science & Technology Group Co., Ltd. and Chairman of Hubei Hang-ao Servo Technology Co., Ltd. since July 2010. From September 2000 to June 2010, he was the Manager of the Wuhan Duoluokou Grand Market Management Center. From May 1998 to August 2000, he was a director and the Deputy General Manager of Hanzheng Group, Ltd. From August 1980 to April 1998, he was employed by the Native Produce Company of Wuhan City, Qiaokou District, initially as Chief Accountant, then as Deputy Section Chief, then Section Chief, and finally as General Manager. Mr. Li is a graduate of the Hubei University of Economic Management. Mr. Li was nominated as a director because of his management experience.

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

Gang Yin. Mr. Yin has been a director of the Company since June, 2015. Mr. Yin has experience in banking and finance matters. He has been Deputy General Manager of AUNEW Group Holdings Pty Ltd. and General Manager of Health Sharing Group Pty Ltd since March 2010.   From January 2009 to February 2009, he was General Manager (Business Development) of DC Global Mining Pty Ltd. From July 2008 to December 2008, he was Vice President (China) of Once Australia Pty Ltd.  From February 2006 to June 2008, he was Deputy General Manager of Shanghai Puji Investment and Management Co., Ltd. From October 2003 to January 1, 2006, he was Executive President of Ananda Travel Service (Australia) Pty. From July 1998 to April 2003, he was employed by Bank of China Australia as Manager of Risk Management and as Head of Corporate and Individual Finance. Mr. Yin received a Master of Law degree in 1988 and Bachelor of Arts degree in 1983 from Wuhan University. Mr. Yin was nominated as a director because of his experience in finance.

Eliza Siu Yuk Lee.  Ms. Lee has been a director of the Company since July, 2016. Ms. Lee founded Equal Glory Limited, a company which since October 2014 has provided advisory and consulting services to corporations in connection with public offerings, re-organizations, mergers and acquisitions. From September 2004 to September 2014, Ms. Lee was Executive Director of China Infrastructure Investment Limited, a company listed on the Stock Exchange of Hong Kong Limited (0600.hk). From April 1986 to September 2004, Ms. Lee served in various capacities at Pearl Oriental Corporation Limited, a company listed on the Stock Exchange of Hong Kong Limited (0988.hk), initially as director of sales & marketing and then Executive Director. Ms. Lee received a Bachelor’s degree in Business Administration from the University of East Asia, Macau in August 1992 and a Master’s degree in Business Administration from Murdoch University in 1998. Ms. Lee was nominated as a director because of her experience with publicly traded corporations.

Jamie Tseng.  Mr. Tseng has been a director of the Company since July, 2016. Mr. Tseng has served as Chairman of Brightening Lives Foundation since 2015. From November 2011 to February 2015, Mr. Tseng was the Executive Vice President of Pacific Energy Development Inc. (NYSE: PED). From January 2009 to August 2010, Mr. Tseng was the Executive Vice President of Camac Energy International (AMEX: CAK). From August 2005 to January 2009, Mr. Tseng was the Managing Director and Executive Vice President of Pacific Asia Petroleum Inc. (AMEX:PAP). From August 2003 to August 2005, Mr. Tseng was the Chief Financial Officer and Vice President of Histostem Inc. From February 2000 to August 2003, Mr. Tseng was the Executive Vice President of General Energy Technologies Inc.  From January 1998 to August 2000, Mr. Tseng was the Vice President of Multacom Telecommunication Inc. From January 1995 to January 1998, Mr. Tseng was the President of Interjet International.  Mr. Tseng received a Bachelor’s degree of Arts and graduated from Soochow University in 1976 with the specialty of Accounting.  Mr. Tseng was nominated as a director because of his experience in finance and accounting.

Board of Directors

Our Board of Directors consists of seven directors. There are no family relationships between any of our executive officers and directors. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

We elect our entire board of directors each year and those elected  hold office for a term expiring the next succeeding meeting of shareholders.

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

Mr. Wocheng Liu currently holds both the positions of Co-Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Ms. Hanying Li is also a Co-Chief Executive Officer of the Company. Mr. Liu simply holds both positions at this time. We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Mr. Liu and Ms. Li as both our principal executive officers and Chairman of the Board.

Our Board of Directors plays a key role in our risk oversight. As such, it is important for us to have our Chief Executive Officers serve on the Board as they play a key role in the risk oversight of the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Zihui Mo, Gang Yin, Eliza Siu Yuk Lee and Jamie Tseng are our independent directors.

Board Committees

The Board has established three committees: the audit committee, the compensation committee and the nominating committee.

Audit Committee

The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The members of the audit committee are Zihui Mo (Chairman), Gang Yin and Eliza Siu Yuk Lee. Mr. Mo is the Audit Committee Financial Expert. All of the members of the audit committee are financially literate.

Compensation Committee

The compensation committee of the Board of Directors reviews and makes recommendations to the Board regarding our compensation policies for our officers, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The members of the compensation committee are Eliza Siu Yuk Lee (Chairman), Gang Yin and Jamie Tseng.

Nominating Committee

The nominating committee of the Board of Directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations for election of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors.  The members of the nominating committee are Gang Yin (Chairman), Zihui Mo and Jamie Tseng.

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2016 in accordance with the filing requirements of Section 16(a) of the Exchange Act.

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2016.

DIRECTOR COMPENSATION
Name (a)	Annual Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Zihui Mo	$36,000	-	$8,031	-	-	-	$44,031
Jamie Tseng (1)	$15,000	-	-	-	-	-	$15,000
Eliza Siu Yuk Lee (1)	$15,000	-	-	-	-	-	$15,000
Gang Yin	$36,000	-	-	-	-	-	$36,000
Guolan Li	$36,000	-	-	-	-	-	$36,000
Yan Gong (2)	$21,000	-	-	-	-	-	$21,000
_____
(1)	Eliza Siu Yuk Lee and Jamie Tseng were appointed as a director on July 29, 2016.
(2)	Yan Gong resigned as a director on July 29, 2016.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, the individuals who served as chief executive officer of our company during the year ended December 31, 2016 for services provided in all capacities to us and our subsidiaries for the periods indicated. No other executive officer was paid or earned compensation, or had amounts accrued, for services provided in all capacities to us and our subsidiaries, in excess of $100,000 during 2016.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Hanying Li Chair and CEO (1)	2016	$92,308	-	$88,500	-	-	-	-	$180,808
	2015	$42,516	-	$106,200	-	-	-	-	$148,716
Wocheng Liu Chairman and Co-CEO (2)	2016	$52,687	-	-	-	-	-	-	$52,687
	2015	-	-	-	-	-	-	-	-
___
(1)	Ms. Li served as the Chairman and CEO from September 9, 2015 to May 31, 2016, and continues to serve as Co-CEO.
(2)	Mr. Wocheng Liu was appointed as the Chairman and Co-CEO effective May 31, 2016.

Employment Agreements

Hanying Li

We entered into an employment agreement with our Co-Chief Executive Officer, Ms. Hanying Li on September 9, 2015, the date Ms. Li was re-elected as our president and chief executive officer by the Board of Directors. Under the terms of her employment agreement effective September 10, 2015, Ms. Li is entitled to:

•	Base compensation of RMB 600,000 ($92,308) payable in 12 equal monthly installments of RMB 50,000 ($7,692).
•	Year-end Award paid and determined under the Incentive Plan approved by the Compensation Committee of the Board.
•	Reimbursement of reasonable expenses incurred by Ms. Li.

Ms. Li agreed during that the term of her employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or her own account or for others, elements of our confidential information;

Ms. Li has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

The employment agreement of Ms. Li may be terminated at any time by either party upon 30 days’ prior notice.

Wocheng Liu

We entered into an employment agreement with our Co-Chief Executive Officer, Mr. Wocheng Liu effective June 1, 2016, initially scheduled to expire on May 31, 2018, subject to automatic renewal through May 31, 2020, unless terminated prior to renewal. Under the terms of his employment agreement, Mr. Liu is  entitled to:

•	Base compensation of RMB 600,000 ($92,308) payable in 12 equal monthly installments of RMB 50,000 ($7,692).
•	Year-end bonus in accordance with the Company’s incentive plan.
•	Reimbursement of reasonable expenses incurred by Mr. Liu.

Mr. Liu agreed during the term of his employment agreement and for 36 months afterwards to:

•	keep confidential and not disclose our confidential information;
•	take and implement all appropriate measures to protect the confidentiality of our confidential information;
•	not disclose, transmit, exploit or otherwise use for her or his own account or for others, elements of our confidential information;

Mr. Liu has agreed not to compete with our company directly or indirectly while employed by us and for a period of 24 months afterwards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2017, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table above (the “Named Executive Officers”), and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 14, 2017 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 14, 2017, we had outstanding 7,988,245 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Aoxin Tianli Group, Inc., Suite K, 13th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares
Wocheng Liu, Co-CEO and Chairman	1,018,750 (1)	12.75%
Hanying Li, Co-CEO and Director	800,000 (2)	10.01%
Eliza Siu Yuk Lee, Director	-	-
Zihui Mo , Director	3,250 (3)	*
Gang Yin, Director	-	-
Guolan Li , Director	-	-
Jamie Tseng, Director	-	-
Chun Choi Law, CFO	-	-
All directors and officers as a group	1,822,000	22.80%

Holders of More than 5% of Outstanding Common Shares Not Named Above:
Ping Wang	2,438,750(4)	30.53%
Hua Zhang	800,000 (5)	10.01%
Wei Gong	690,000	8.64%

___
*Less than one percent (1%).

(1)	Includes 1,018,750 shares owned by Hubei Aoxin, of which Mr. Wocheng Liu is the Chief Executive Officer.
(2)	Includes 112,500 shares owned by Ms. Li’s spouse, Hua Zhang.
(3)	Represents shares which he may acquire within sixty days upon exercise of stock options.
(4)	Includes 1,018,750 shares owned by Hubei Aoxin, of which Mr. Wang is Chairman and a principal shareholder.
(5)	Includes 687,500 shares owned by Mr. Zhang’s spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Due to related party

When we disposed of Hang-ao on December 23, 2016, we repaid to Hang-ao $2,090,379  borrowed from Hang-ao in prior years.

Revenues Recognized from Related Parties

During the year ended December 31, 2015, OV Orange sold products to Beijing Central Aoxin Technology Development Co., Ltd. (“Central Aoxin”) and Wuhan Aoxin Pike Wealth Investment Management Co., Ltd. (“Aoxin Pike”) and from which it recognized revenues of $25,306. Central Aoxin’s registered agent was Mr. Ping Wang, our former chairman and CEO. One of Aoxin Pike’s major shareholders has an indirect investment in the Company.

The related party revenues mentioned above were included in the results of discontinued operations of the Company’s consolidated statements of operations and comprehensive income.

Bank loan guaranteed by related party

Wuhan Aoxin Investment and Guarantee Services, Co., Ltd. provided a loan guarantee for the Company’s short-term bank loan of $781,950 from Wuhan Rural Commercial Bank which was repaid on August 4, 2015.

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

We believe that the terms of each transaction described above were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

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

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Zihui Mo, Gang Yin, Eliza Siu Yuk Lee and Jamie Tseng are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by HHC for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Fiscal Year Ended December 31,
	2016	2015
Audit Fees	$140,000	$140,000
Audit Related Fees	30,000	60,000
Tax Fees	-	-
All Other Fees	-	-
	$170,000	$200,000

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

Our Audit Committee has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2016 fiscal year. The Audit Committee also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Audit Committee has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2016 fiscal year for filing with the SEC.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 8, 2016).

4.1
Specimen Share Certificate (incorporated by reference to exhibit 4.1 to Amendment No. 4 to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on June 30, 2010 (the "2010 Registration Statement") .

Agreements With Directors, Officers and Affiliates

10.1	English Translation of Employment Agreement effective September 9, 2015 with Hanying Li.

10.2	Employment Agreement effective June 1, 2016 between Wuhan Aoxin Tianli Enterprise Investment Management Co, Ltd. and Wocheng Liu

10.3
Employment Agreement effective June 14, 2016 between Wuhan Aoxin Tianli Enterprise Investment Management Co, Ltd. and “Tommy” Chun Choi Law (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).

10.4
Director Retainer Agreement dated October 1, 2014 with Zihui Mo, including stock option grant (incorporated by reference to exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2015 filed on March 14, 2016).

10.5
Restricted Stock Award Agreement with Hanying Li dated February 3, 2015 (incorporated by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2015 filed on March 14, 2016).

Agreements Disposing of Equity Interests in Subsidiaries

10.6
English translation of Equity Transfer Agreement dated December 29, 2015 for the sale of OV Orange (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2015).

10.7
English translation of Letter Agreement dated December 29, 2015 concerning release of escrow shares to sale of OV  Orange (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 30, 2015).

10.8
English translation of Agreement dated December 25, 2015 terminating Equity Transfer Agreement for the sale of Hang-ao (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 30, 2015).

10.9
Equity Transfer Agreement dated December 23, 2016 for the sale of the Company’s 88% equity interest in Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. to Zhong Bi Cheng (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016).

Land Lease Contracts

10.10	English Translation of Land Lease Contract – Zhulin (incorporated by reference to exhibit 10.11 to the 2010 Registration Statement).

10.11	English Translation of Land Lease Contract – Fengze (incorporated by reference to exhibit 10.12 to the 2010 Registration Statement).

10.12	English Translation of Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.19 to the 2010 Registration Statement).

10.13	English Translation of Side Agreement Related to Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.20 to the 2010 Registration Statement).

10.14	English Translation of Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.21 to the 2010 Registration Statement).

10.15	English Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.22 to the 2010 Registration Statement).

10.16	English Translation of Feed Sale Agreements (incorporated by reference to exhibit 10.23 to the 2010 Registration Statement).

10.17	English Translation of Land Use Rights Transfer Agreement – Qingsonggang (incorporated by reference to exhibit 10.24 to the 2010 Registration Statement).

Share Incentive Plans

10.18	Tianli Agritech, Inc. 2012 Share Incentive Plan (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-8 (Registration No. 333- 181860) filed on June 4, 2012).

10.19
Aoxin Tianli Group, Inc. 2014 Share Incentive Plan  (incorporated by reference to exhibit 10.30 to the Company’s Registration Statement on Form S-8 (Registration No. 333- 201815) filed on February 2, 2015.)

16.1	Letter of RBSM LLP to the Commission (incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 30, 2013).

21.1	Subsidiaries of the Registrant

23.1	Consent of HHC, Independent Registered Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOXIN TIANLI GROUP, INC.

Dated: March 14, 2017	By:	/s/ Wocheng Liu
Wocheng Liu Co-Chief Executive Officer

	By:	/s/ Chun Choi Law
Chun Choi Law
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 14, 2017.

Signature	Title

/s/ Hanying Li	Co-Chief Executive Officer and Director
Hanying Li

/s/ Wocheng Liu	Co-Chief Executive Officer (Principal Executive
Wocheng Liu	Officer) and Chairman of the Board

/s/ Chun Choi Law	Chief Financial Officer (Principal Financial and Accounting
Chun Choi Law	Officer)

/s/ Gang Yin	Director
Gang Yin

/s/ Eliza Siu Yuk Lee	Director
Eliza Siu Yuk Lee

/s/ Zihui Mo	Director
Zihui Mo

/s/ Guolan Li	Director
Guolan Li

/s/ Jamie Tseng	Director
Jamie Tseng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Aoxin Tianli Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aoxin Tianli Group, Inc. (formerly Tianli Agritech., Inc.) and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ HHC
Forest Hills, New York
March 14, 2017

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$54,458,026	$49,656,897
Accounts receivable, net	60,283	292,684
Inventories, net	5,506,085	5,656,165
Advances to suppliers, net	1,129,477	7,823,138
Prepaid expenses	112,676	816,646
Other receivables, net	293,377	312,161
Restricted cash	-	9,242,571
Assets from discontinued operations	-	7,926,437
Total Current Assets	61,559,924	81,726,699

Long-term prepaid expenses, net	1,196,989	1,389,144
Plant and equipment, net	21,113,840	23,410,803
Biological assets, net	1,901,744	1,580,847
Intangible assets, net	2,403,637	2,802,948

Total Assets	$88,176,134	$110,910,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,591,793	$-
Bank acceptance notes payable	-	12,323,428
Accounts payable and accrued payables	5,327	19,655
Other payables	1,465,164	3,041,085
Liabilities from discontinued operations	-	2,359,696
Total Current Liabilities	4,062,284	17,743,864

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,988,245 shares and 8,295,995 shares issued and outstanding as of December 31, 2016 and 2015)	31,952	33,183
Additional paid in capital	61,395,561	61,743,410
Statutory surplus reserves	2,416,647	2,457,180
Retained earnings	26,835,585	28,595,306
Accumulated other comprehensive income	(6,565,895)	(1,018,861)
Stockholders' Equity - Aoxin Tianli Group Inc. and Subsidiaries	84,113,850	91,810,218
Noncontrolling interest	-	1,356,359
Total Stockholders' Equity	84,113,850	93,166,577
Total Liabilities and Stockholders' Equity	$88,176,134	$110,910,441

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015

Revenues	$33,697,680	$37,367,956
Cost of goods sold	27,290,471	28,670,968
Gross profit	6,407,209	8,696,988

Operating expenses:
General and administrative expenses	3,549,546	4,385,741
Selling expenses	409,614	677,195
Total operating expenses	3,959,160	5,062,936

Income from operations	2,448,049	3,634,052

Other income (expense):
Interest income	139,066	103,228
Subsidy income	22,524	3,532
Loss from disposal of Farm 2 and Farm 3	-	(779,337)
Gain from disposal of construction in progress	-	4,254
Flood damage	(1,670,820)	-
Other income, net	2,258	16,363
Total other expense	(1,506,972)	(651,960)

Income before income taxes	941,077	2,982,092

Income taxes	-	-
Net income from continuing operations	941,077	2,982,092

Discontinued operations:
Loss from operations of discontinued component, net of taxes	(3,149,566)	(690,385)
Gain from disposal of discontinued component, net of taxes	70,820	2,144,226

Net income (Loss)	(2,137,669)	4,435,933
Net loss attributable to noncontrolling interest	377,948	53,901
Net income (loss) attributable to Aoxin Tianli Group Inc. common stockholders	(1,759,721)	4,489,834

Other comprehensive loss:
Unrealized foreign currency translation adjustment	(6,352,105)	(5,553,102)

Comprehensive loss	$(8,111,826)	$(1,063,268)

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	8,061,349	8,138,495

Continuing operations - Basic & diluted	$0.12	$0.37
Discontinued operations - Basic & diluted	$(0.38)	$0.18

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$941,077	$2,982,092
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,898,610	2,693,265
Amortization of prepaid expenses	242,304	288,857
Amortization of long-term prepaid expenses	106,818	113,308
Bad debt expense	-	113,944
Stock-based compensation	313,438	822,022
Recovery gain from inventory valuation	-	(84,279)
Loss from farm shutdown	-	11,838
Fire damage	-	-
Flood damage	1,670,820	-
Destructed inventories from floods	662,792	-
Destructed biological assets from floods	163,280	-
Loss from disposal of farms	-	779,337
Gain from disposal of construction in progress	-	(4,254)
Loss from disposal of biological assets	473,681	264,227
Changes in operating assets and liabilities:
Accounts receivable	222,995	(198,705)
Inventories	3,972,673	7,578,664
Advances to suppliers	-	506,633
Prepaid expenses	(217,380)	(269,289)
Other receivables	(1,663)	(195,345)
Long-term prepaid expenses	(718)	-
Accounts payable and accrued payables	(24,958)	17,274
Advances from customers	-	(44,504)
Other payables	(1,398,591)	613,000
Total adjustments	9,106,209	13,005,993
Net cash provided by operating activities from continuing operations	10,047,286	15,988,085
Net cash provided by operating activities from discontinued operations	-	5,257,949
Net cash provided by operating activities	10,047,286	21,246,034

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of construction in progress	-	4,254
Proceeds from disposal of farms	-	1,204,084
Purchase of biological assets	(105,374)	-
Purchase of plant and equipment	(2,960,399)	(2,741)
Net cash provided by (used in) investing activities from continuing operations	(3,065,773)	1,205,597
Net cash provided by investing activities from discontinued operations	1,823,515	2,769,826
Net cash provided by (used in) investing activities	(1,242,258)	3,975,423

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from (deposited to) banks	9,032,064	(9,632,674)
Due to (from) related party	-	29,036
Proceeds from short-term loans	2,709,619	-
Repayment of short-term loans	(12,042,752)	(2,376,060)
Net cash used in financing activities from continuing operations	(301,069)	(11,979,698)
Net cash provided by financing activities from discontinued operations	-	-
Net cash used in financing activities	(301,069)	(11,979,698)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,702,830)	(2,708,731)

NET INCREASE IN CASH	4,801,129	10,533,028

CASH, BEGINNING OF PERIOD	49,656,897	39,123,869

CASH, END OF PERIOD	$54,458,026	$49,656,897

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$82,313	$50,043
Income tax paid	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Prepayments for raw material purchases made with bank acceptance notes	$-	$12,843,565
Shares issued to employees	$-	$1,433,700
Receivables used to offset the selling price in OV Orange disposal transaction	$-	$1,105,174
Inventories received from prior year prepayments	$6,464,135	$-
Inventories transferred to biological assets	$1,577,504	$-
Cancelation of shares related to Hang-ao acquisition	$1,047	$-
Cancelation of shares related to employees' compensation	$361,080	$-

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other	Noncontrolling
	Shares	Amount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Interest	Total
Balance, December 31, 2014	8,093,495	$32,373	$63,022,184	$2,532,813	$24,105,472	$4,079,896	$1,651,972	$95,424,710

Stock-based compensation	202,500	810	1,432,890	-	-	-	-	1,433,700
Cancelation of independent director's options	-	-	(8,432)	-	-	-	-	(8,432)
Disposal of a subsidiary	-	-	(2,703,232)	(75,633)	-	454,345	(270,139)	(2,594,659)
Comprehensive income:
Net income	-	-	-	-	4,489,834	-	(53,901)	4,435,933
Unrealized foreign currency translation adjustment	-	-	-	-	-	(5,553,102)	28,427	(5,524,675)

Balance, December 31, 2015	8,295,995	33,183	61,743,410	2,457,180	28,595,306	(1,018,861)	1,356,359	93,166,577

Cancelation of "earn-out" shares at Hang-ao acquisition	(261,750)	(1,047)	1,047	-	-	-	-	-
Cancelation of employees' compensation shares	(51,000)	(204)	(360,876)	-	-	-	-	(361,080)
2015 stock-based compensation to an investor relationship consulting firm	5,000	20	11,980	-	-	-	-	12,000
Disposal of a subsidiary	-	-	-	(40,533)	-	805,071	(926,263)	(161,725)
Comprehensive income:
Net income	-	-	-	-	(1,759,721)	-	(377,948)	(2,137,669)
Unrealized foreign currency translation adjustment	-	-	-	-	-	(6,352,105)	(52,148)	(6,404,253)

Balance, December 31, 2016	7,988,245	$31,952	$61,395,561	$2,416,647	$26,835,585	$(6,565,895)	$-	$84,113,850

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) formerly known as Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell  Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company entered into equity transfer agreements for the sale of its 95% equity interest in OV Orange for a selling price of RMB 47.5 million ($7.3 million). The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).  All of Aoxin Tianli’s operations are conducted by Fengze and Tianzhili. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, and OV Orange are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Aoxin Tianli  was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company under the name Tianli Agritech, Inc. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates eight production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Aoxin Tianli’s wholly-owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Aoxin Tianli does not own any assets or conduct any operations.

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE whereby HCS acquired 100% of the equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by the Wuhan Administrator for Industry & Commerce and HCS became the holder of 100% of the equity interest of WFOE, and WFOE effectively became a wholly-owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

On June 6, 2014, WFOE changed its name from “Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.” to “Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd.” and entered into a share purchase agreement with Fengze’s Principal Stockholders whereby WFOE acquired 100% of the equity interest of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change, it was declared effective by the Wuhan Administrator for Industry & Commerce and WFOE became the holder of 100% of the equity interest of Fengze, and Fengze effectively became a wholly-owned subsidiary of the Company.

On June 20, 2014, WFOE, Fengze, and Fengze’s former Principal Stockholders entered into a termination agreement to terminate the Entrusted Management Agreement, Pledge of Equity Agreement, and Option Agreement made on December 1, 2009.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

On July 15, 2014, the Company acquired Hang-ao. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Aoxin Tianli.  On December 23, 2016, the Company entered into equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

On August 26, 2014, the Company entered into and consummated a stock purchase agreement (the “Stock Purchase Agreement”) whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”), from certain shareholders of OV Orange in exchange for 638,000 of the Company’s common shares, of which 100,750 shares were deposited in escrow to be issued to Mr. Hai Liu, CEO of OV Orange and the former beneficial owner of 7,500,000 (representing 15% of the outstanding) OV Orange shares (the “Escrow Shares”), subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Principles of Consolidation
We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, and for the periods prior to their sales, Hang-ao and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of December 31, 2016 and 2015, balances in banks in the PRC were $54,458,026 and $49,656,897, respectively.

Accounts Receivable
Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued no allowance for doubtful accounts at December 31, 2016 and 2015.

Inventories
Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded no inventory reserve at December 31, 2016 and 2015, respectively.

Prepaid Expenses
Prepaid expenses at December 31, 2016 and 2015 totaled $112,676 and $816,646, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as an expense as suppliers provide services, in compliance with our accounting policy. For the years ended December 31, 2016 and 2015, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $242,304 and $288,857, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Advances to Suppliers
Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at December 31, 2016 and 2015 totaled $1,129,477 and $7,823,138, respectively, which were prepayments to the Company’s feed suppliers. The Company accrued an allowance for doubtful accounts of $0 and $115,215 at December 31, 2016 and 2015.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Biological Assets
Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing, which management believes will produce piglets that grow faster and have better quality breeding capabilities and carcasses with a high percentage of meat and a small quantity of fat. The costs to purchase and cultivate breeding hogs and the expenditures related to labor and materials to feed breeding hogs until they become commercially productive and breedable are capitalized. When breeding hogs are entered into breeding and farrowing production, amortization of the costs of these breeding hogs commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value of $76 (RMB 500). After breeding hogs have completed their production life of breeding, they are transferred into inventory as the vast majority of breeding hogs are then sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

Impairment of Long-lived Assets
In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2016 and 2015, the Company recorded $1,375,629 and $11,838 as impairment charges against its plant and equipment. The loss reported in 2016 was caused by the flood which occurred in early July of the same year.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenue Recognition
Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. The Company also sells specialty pork products to retailers and direct to consumers through the internet.

Revenues generated from sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs they purchase.

Segment Information
The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was engaged in the retail business. As of December 31, 2016 and 2015, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes
The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2016 and 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In addition the Company’s hog sales are not subject to the PRC’s 17% VAT tax or the 5% business tax levied on incomes from services rendered. However, the Company’s operations in servo-valve products, conducted through Hang-ao, are subject to such taxes. According to the PRC tax regulations, companies engaging in the agricultural business are exempt from these taxes. With respect to the Company’s operations in retail, the Company is engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

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

Basic and Diluted Earnings per Share
The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the years ended December 31, 2016 and 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Foreign Currency Translation
As of December 31, 2016 and 2015, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.945 per US dollar and RMB 6.4917 per US dollar as of December 31, 2016 and 2015, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2016 and 2015, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.643 and RMB 6.2288 per US dollar for the years ended December 31, 2016 and 2015, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. During the years ended December 31, 2016 and 2015, the Company reported $313,438 and $822,022 as stock based compensation.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 and 2015, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	638,000	$7.8	$4,976,400
Acquired assets and liabilities:
Cash			$690,990
Current assets			3,881,918
Fixed assets			376,075
Long-term prepaid expense			1,282,037
Intangible assets			2,699,753
Liabilities			(989,226)
			7,941,547
Discount from bargain purchase			(2,703,232)
			5,238,315
Percentage of acquired equity			95%
95% of acquired assets and liabilities			4,976,400
Purchase price			4,976,400
Goodwill			$-

Amount
Acquired assets and liabilities, net	$5,238,315
Percentage of equity	5%
Noncontrolling Interest	$261,915

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On December 23, 2016, the Company sold 88% of Hang-ao’s equity interest for $3,913,894 in cash. Aoxin Tianli recognized a gain of $70,820 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,913,894
Disposed assets and liabilities:
Cash	17
Current assets	1,554,722
Long-term prepaid expenses	-
Fixed assets and construction in progress	4,581,775
Intangible assets	-
Liabilities	(2,293,440)
3,843,074
Gain from disposal of subsidiaries, net of income tax	$70,820

NOTE 3—ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	December 31,
	2016	2015
Accounts receivable	$60,283	$292,684
Less: Allowance for doubtful accounts	-	-
	$60,283	$292,684

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the years ended December 31, 2016 and 2015, the Company reported a recovery gain of $0 and $5,652, respectively, from the allowance for doubtful accounts.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 4—INVENTORIES
Inventories consisted of the following:

	December 31,
	2016	2015
Raw materials—hogs	$859,161	$383,807
Work in process—biological assets	2,269,269	2,416,201
Infant hogs	2,377,655	2,853,727
Finished goods—specialty pork products	-	2,430
Less: inventory reserve	-	-
	$5,506,085	$5,656,165

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2016 and 2015, the Company did not write down the value of its inventories. For the years ended December 31, 2016 and 2015, the Company reported a recovery gain of $0 and $84,279, respectively, from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS
The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of December 31, 2016 and 2015, advances to suppliers amounted to $1,129,477 and $7,823,138, respectively. Included in advances to suppliers as of December 31, 2016 and 2015, we had prepaid $1,129,477 and $7,823,138 to the Company’s feed suppliers. During the years ended December 31, 2016 and 2015, the Company reported a bad debt expense of $0 and $120,078 over its advances to suppliers, respectively, for certain prepayments which may not have future economic benefits to the Company.

NOTE 6—OTHER RECEIVABLES
At December 31, 2016 and 2015, the Company reported other receivables of $293,377 and $312,161, respectively, including no allowance for doubtful receivables. The balances as of December 31, 2016 and 2015 included a deposit of $287,977 and $308,086 to a professional loan guarantee service company for short-term bank loans and issuance of the bank acceptance notes. During the years ended December 31, 2016 and 2015, the Company reported a recovery gain of $0 and $482, respectively, from the allowance for doubtful accounts.

NOTE 7—RESTRICTED CASH
Restricted cash consists of cash deposits held by a bank to secure bank acceptance notes payable. At December 31, 2016 and 2015, the Company reported restricted cash of $0 and $9,242,571, respectively, which was collateral for its outstanding bank acceptance notes payable of $12,323,428. Restricted cash was returned from the bank when the Company repaid its bank acceptance notes payable during the second quarter of 2016.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 8—LONG-TERM PREPAID EXPENSES
Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Long-term prepaid rental expenses	$1,735,431	$1,811,007
Less: Accumulated amortization	(538,442)	(421,863)
	$1,196,989	$1,389,144

Amortization expense for the years ended December 31, 2016 and 2015 was $106,818 and $113,308, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $106,818 per annum.

NOTE 9—PLANT AND EQUIPMENT
Plant and equipment consist of the following:
	December 31,
	2016	2015
Buildings	$25,929,635	$29,975,914
Vehicles	422,675	452,190
Office equipment	449,578	480,970
Production equipment	4,920,889	2,296,519
	31,722,777	33,205,593
Less: Accumulated depreciation	(10,608,937)	(9,794,790)
	$21,113,840	$23,410,803

(i)	Depreciation expense was $2,388,912 and $2,294,276 for the years ended December 31, 2016 and 2015, respectively.
(ii)	Disposal of hog farms
On August 11, 2015, the Company sold 2 hog farms located in Nanyan Village and Qunyi Village, Hubei Province to a third party, Wuhan City Tianjian Agricultural Development Co., Ltd., for $1,204,084 or RMB 7.5 million, and reported a loss of $779,337 from the transaction.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(iii)	Impairment charge
On November 6, 2013, the Animal Husbandry and Veterinary Bureau of Caidian District, Wuhan City, directed the Company to close one of the Company's farms located in the Caidian District. During the course of the Company's strategic review of its operations and consideration of the November 6, 2013 notice from the Animal Husbandry and Veterinary Bureau of Caidian District, the Company assessed the recoverability of the carrying value of certain property, plant and equipment which resulted in an impairment loss of $11,838 reported in the year ended December 31, 2015. The impairment charge represented the excess of the carrying amounts of the Company's property, plant and equipment over the estimated fair value of the Company's hog farm in Caidian District.
(iv)	Flood damage
In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions. The Company estimated its total economic losses at $2,496,892, including $1,375,629 relating to our facilities, estimated damage compensation of $295,191 to local farmers, and $662,792 and $163,280 relating to our marketable hogs and breeder hogs, respectively, which were reported as part of cost of goods sold.

NOTE 10—BIOLOGICAL ASSETS
Biological assets consist of the following:

	December 31,
	2016	2015
Breeding hogs	$2,777,870	$5,481,979
Less: Accumulated amortization	(876,126)	(3,901,132)
	$1,901,744	$1,580,847

As of December 31, 2016 and 2015, $424,524 and $836,972 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2016 and 2015 was $602,559 and $531,647, respectively.

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Intangible assets at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Land use rights	$1,526,537	$1,633,132
Distribution network	1,707,340	1,826,560
Less: Accumulated amortization	(830,240)	(656,744)
	$2,403,637	$2,802,948

Amortization expense for the years ended December 31, 2016 and 2015 was $226,198 and $241,240, respectively. The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2017	$226,905
2018	$226,905
2019	$226,905
2020	$226,905
2021	$226,905
Thereafter	$1,269,112

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,526,537	$-	$1,526,537
Distribution network	-	1,707,340	1,707,340
Less: accumulated amortization	(360,722)	(469,518)	(830,240)
Balance as of December 31, 2016	$1,165,815	$1,237,822	$2,403,637

	Hog Farming	Retail	Total
Land use rights	$1,633,132	$-	$1,633,132
Distribution network	-	1,826,560	1,826,560
Less: accumulated amortization	(337,096)	(319,648)	(656,744)
Balance as of December 31, 2015	$1,296,036	$1,506,912	$2,802,948

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 12—SHORT-TERM LOANS
As of December 31, 2016 and 2015, the short-term loans are as follows:

	December 31, 2016	December 31, 2015
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$1,151,908	$-
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,439,885	-
	$2,591,793	$-

In the second quarter of 2016, the Company paid $67,906 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. Amounts of $82,313 and $50,043 were recorded as interest expense for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company also made a cash deposit of $287,977 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 13—BANK ACCEPTANCE NOTES PAYABLE
Bank acceptance notes payable represent amounts due to banks which are collateralized. 50% of bank acceptance notes payable are secured by the Company’s restricted cash which is on deposit with the lender. At December 31, 2016 and 2015, the Company’s bank acceptance notes payables consisted of the following:

	December 31, 2016	December 31, 2015
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 15, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	$-	$1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 20, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 26, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, repaid by January 30, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,429
Shanghai Pudong Development Bank, non-interest bearing, due June 21, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 22, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 23, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
Shanghai Pudong Development Bank, non-interest bearing, due June 24, 2016, collateralized by restricted cash deposited, guaranteed by Fengze, Tianzhili, and Wuhan Agriculture Guarantee Co., Ltd.	-	1,540,428
	$-	$12,323,428

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In 2015, the Company paid $124,952 to Wuhan Agriculture Guarantee Co., Ltd. for guarantees of the Company’s bank acceptance notes payable from Shanghai Pudong Development Bank. As of December 31, 2015, the Company also made a cash deposit of $308,086 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the bank acceptance notes payable. The deposit was reported as part of other receivables and was returned in 2016 when the Company repaid the notes payable to Shanghai Pudong Development Bank.

NOTE 14—OTHER PAYABLES
Other payables at December 31, 2016 and 2015 were $1,465,164 and $3,041,085, respectively. Included in other payables as of December 31, 2016 and 2015 were mainly deposit payables of $1,455,165 and $2,346,776 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2016 and 2015, deposits from farmers were $1,455,165 and $2,346,776, respectively.

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions, including the Enshi Autonomous Prefecture. The rain caused unrecoverable damage at 172 small-scale hog farms the Company had constructed for local independent farmers. The Company estimated its total economic losses at $2,496,892, including $1,375,629 relating to its facilities, damage compensation of $295,191 to local farmers, and $662,792 and $163,280 relating to its marketable hogs and breeder hogs, respectively, which were reported as part of its cost of goods sold. The cooperation agreements with the 172 damaged small-scale hog farms were terminated and the Company returned the relevant deposit payables of approximately $757,000 to the farmers.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In addition to the deposit payables from farmers, other payables also includes a down payment related to the Company’s terminated equity transaction. As of December 31, 2016 and 2015, the balances of the down payment were $0 and $616,171, respectively. On November 13, 2015, the Company entered into an equity transfer agreement for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 48.4 million ($7.5 million) and received $616,171 as a down payment from the buyer to secure this transaction. This transfer agreement had been terminated at December 25, 2015 and the down payment was returned in 2016.

The amortization of deposit payables for the years ended December 31, 2016 and 2015 was $319,059 and $373,898. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2017	$319,059
2018	$319,059
2019	$319,059
2020	$319,059
2021	$178,929

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

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2016	2015
Tax computed at China statutory rates	25%	25%
Effect of exempt rate on Hog Farming and Retail operations	(25%)	(25%)
Effective rate	-	-

As of December 31, 2016 and 2015, the Company reported no deferred tax assets or liabilities. The Company’s income tax returns since inception are subject to audit by regulatory authorities. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Due to related party
In connection with the disposal of Hang-ao on December 23, 2016,  the Company paid $2,090,379 to Hang-ao in satisfaction of amounts borrowed from Hang-ao in prior years.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

NOTE 17—CAPITAL STOCK
The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of December 31, 2016 and 2015, it had 7,988,245 shares and 8,295,995 shares outstanding, respectively.

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

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the years ended December 31, 2016 and 2015, the Company reported an amortization expense of $36,138 and $26,702, respectively.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the year ended December 31, 2015, 3 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares were canceled on March 8, 2016. For the years ended December 31, 2016 and 2015, the Company reported an amortization expense of $277,300 and $795,320.

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

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options outstanding as of December 31, 2016 and 2015 and the activity during the year ended December 31, 2016

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2015	15,750	$10.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	15,750	$10.00
Exercisable at December 31, 2016	15,750	$10.00

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The weighted average remaining contractual life for the options is 4.75 years. The market value of the Company’s common stock was $3.62 and $3.60 as of December 31, 2016 and 2015, respectively. The intrinsic value of the outstanding options as of December 31, 2016 and 2015 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contributions. The reserves amounted to $2,416,647 and $2,457,180 as of December 31, 2016 and 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 19—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers
As of December 31, 2016 and 2015, 100% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the years ended December 31, 2016 and 2015, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 20—GOVERNMENT SUBSIDIES
The Company received subsidies of $22,524 and $3,532 in the years ended December 31, 2016 and 2015, respectively. The subsidies were for recurring breeder hog subsidies during the years ended December 31, 2016 and 2015.

NOTE 21—COMMITMENTS AND CONTINGENCIES

General
The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2016 and 2015.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Lease obligations
The Company leases office space that has a remaining term of 11 months.  Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2016 and 2015 was $97,866 and $81,711, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2016 under all non-cancelable leases for years ending December 31:

Operating Leases
2017	$51,802
2018	$51,802
2019	$51,802
2020	$51,802
2021	$51,802
Thereafter	$1,202,761

NOTE 22—SEGMENT INFORMATION
The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of December 31, 2016, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Condensed financial information with respect to these reportable business segments for the years ended December 31, 2016 and 2015 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Year Ended December 31, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$31,449,253	$2,248,427	$33,697,680
Inter-segment revenues	-	-	-
Revenues from external customers	$31,449,253	$2,248,427	$33,697,680
Segment income	$1,645,538	$80,841	$1,726,379
Unallocated corporate loss			(785,302)
Income before income taxes from continuing operations			941,077
Income taxes			-
Net income from continuing operations			941,077
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(3,149,566)
Gain from disposal of discontinued component, net of income taxes			70,820
Net loss			$(2,137,669)
Other segment information:
Depreciation and amortization	$2,667,644	$230,966	$2,898,610

Year Ended December 31, 2015	Hog Farming	Retail	Consolidated
Segment revenues	$35,903,692	$1,464,264	$37,367,956
Inter-segment revenues	-	-	-
Revenues from external customers	$35,903,692	$1,464,264	$37,367,956
Segment income (loss)	$4,663,180	$(389,016)	$4,274,164
Unallocated corporate loss			(1,292,072)
Income before income taxes from continuing operations			2,982,092
Income taxes			-
Net income from continuing operations			2,982,092
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(690,385)
Gain from disposal of discontinued component, net of income taxes			2,144,226
Net income			$4,435,933
Other segment information:
Depreciation and amortization	$2,447,266	$245,999	$2,693,265

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Condensed financial status with respect to these reportable business segments as of December 31, 2016 and 2015 is as follows:

As of December 31, 2016	Hog Farming	Retail	Consolidated
Total segment assets	$86,647,382	$1,459,273	$88,106,655
Other unallocated corporate assets			69,479
			$88,176,134
Other segment information:
Expenditures for segment assets	$2,960,399	$-	$2,960,399

As of December 31, 2015
Total segment assets	$100,644,120	$1,757,852	$102,401,972
Other unallocated corporate assets			8,508,469
			$110,910,441
Other segment information:
Expenditures for segment assets	$-	$2,741	$2,741

NOTE 23—DISCONTINUED OPERATIONS
Discontinued operations primarily included our servo-valve business and our security and protection business which were conducted via two of our disposed subsidiaries, Hang-ao and OV Orange. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

During the fourth quarter of 2015, the Company determined to sell two of its subsidiaries, Hang-ao and OV Orange. Subsequently, on December 23, 2016 and December 29, 2015, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for a purchase price of RMB 26 million ($3.9 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. The equity transfer agreement for the sale of Hang-ao was completed with Zhongbicheng Holdings Co., Ltd.

Financial Information for Discontinued Operations
As of December 31, 2016, the Company reported no assets and liabilities held for its discontinued operations. The assets and liabilities held for the Company's discontinued operations as of December 31, 2015 and the results of operations from the discontinued operations were listed as follow:

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2015
	Hang-ao	OV Orange	Total
Accounts receivable, net	$24,225	$-	$24,225
Inventories, net	1,744,024	-	1,744,024
Plant and equipment, net	6,148,541	-	6,148,541
Other	9,647	-	9,647
Assets of discontinued operations	$7,926,437	$-	$7,926,437

Short-term loan	$1,540,429	$-	$1,540,429
Accounts payable and accrued payables	461,992	-	461,992
Other payables	54,909	-	54,909
Due to related party	302,366	-	302,366
Liabilities of discontinued operations	$2,359,696	$-	$2,359,696

	For the Year Ended December 31, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$113,729	$-	$113,729
Costs and expenses	3,263,295	-	3,263,295
Loss before taxes	(3,149,566)	-	(3,149,566)
Income taxes	-	-	-
Loss from discontinued operations, net of taxes	$(3,149,566)	$-	$(3,149,566)

Disposal
Gain on disposal before income taxes	$70,820	$-	$70,820
Income taxes	-	-	-
Gain on disposal, net of income taxes	$70,820	$-	$70,820

Loss from discontinued operations, net of taxes	$(3,078,746)	$-	$(3,078,746)

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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