Form 10-Q
period 2017-03-31
AOXIN TIANLI GROUP, INC.
filed 2017-05-12
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2017, the Registrant had outstanding 7,983,745 shares of common stock, par value $0.004 per share.

AOXIN TIANLI GROUP, INC.

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 14, 2017.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,519,096	$54,458,026
Accounts receivable	65,243	60,283
Inventories, net	4,960,505	5,506,085
Advances to suppliers	855,595	1,129,477
Prepaid expenses	78,824	112,676
Other receivables	292,476	293,377
Total Current Assets	62,771,739	61,559,924

Long-term prepaid expenses, net	1,180,599	1,196,989
Plant and equipment, net	20,703,352	21,113,840
Biological assets, net	1,977,795	1,901,744
Intangible assets, net	2,367,905	2,403,637

Total Assets	$89,001,390	$88,176,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,612,044	$2,591,793
Accounts payable and accrued payables	20,659	5,327
Other payables	1,564,978	1,465,164
Total Current Liabilities	4,197,681	4,062,284

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,983,745 shares issued and outstanding as of March 31, 2017 and 7,988,245 shares issued and outstanding as of December 31, 2016)	31,934	31,952
Additional paid in capital	61,395,579	61,395,561
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	26,868,679	26,835,585
Accumulated other comprehensive income	(5,909,130)	(6,565,895)
Total Stockholders' Equity	84,803,709	84,113,850
Total Liabilities and Stockholders' Equity	$89,001,390	$88,176,134

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2017		2016

Revenues		$6,680,991	$9,059,268
Cost of goods sold		5,742,884	6,958,752
Gross profit		938,107	2,100,516

Operating expenses:
General and administrative expenses		831,960	943,935
Selling expenses		77,748	102,288
Total operating expenses		909,708	1,046,223

Income from operations		28,399	1,054,293

Other income (expense):
Interest income, net		3,824	81,843
Other income (expense), net		871	459
Total other income		4,695	82,302

Income before income taxes		33,094	1,136,595

Income taxes		—	—
Net income from continuing operations		33,094	1,136,595

Discontinued operations:
Loss from operations of discontinued component, net of taxes		—	(1,410,787)

Net income (loss)		33,094	(274,192)
Net loss attributable to noncontrolling interest		—	169,294
Net income (loss) attributable to Aoxin Tianli Group Inc. common stockholders		33,094	(104,898)

Other comprehensive income:
Unrealized foreign currency translation adjustment		656,765	608,263

Comprehensive income		$689,859	$503,365

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted		7,987,495	8,280,417

Continuing operations - Basic & diluted	$	*	$0.14
Discontinued operations - Basic & diluted		$—	$(0.17)

*Less than $0.01

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$33,094	$1,136,595
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	711,532	550,631
Amortization of prepaid expenses	50,198	55,496
Amortization of long-term prepaid expenses	25,750	26,977
Stock-based compensation	2,008	75,348
Loss from disposal of biological assets	40,085	185,099
Changes in operating assets and liabilities:
Accounts receivable	(4,491)	125,558
Inventories	623,252	1,195,471
Prepaid expenses	(17,903)	(9,828)
Other receivables	3,193	605
Accounts payable and accrued payables	14,679	16,092
Other payables	154,000	—
Total adjustments	1,602,303	2,221,449
Net cash provided by operating activities from continuing operations	1,635,397	3,358,044
Net cash used in operating activities from discontinued operations	—	(121,221)
Net cash provided by operating activities	1,635,397	3,236,823

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	—	(1,610,201)
Net cash used in investing activities from continuing operations	—	(1,610,201)
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	—	(1,610,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from (deposited to) banks	—	6,115,787
Repayment of short-term loans	—	(6,115,787)
Net cash used in financing activities from continuing operations	—	—
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	425,673	435,937

NET INCREASE IN CASH	2,061,070	2,062,559

CASH, BEGINNING OF PERIOD	54,458,026	49,656,897

CASH, END OF PERIOD	$56,519,096	$51,719,456

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$37,554	$—
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Inventories received from prior year prepayments	$282,791	$1,998,318
Inventories transferred to biological assets	$248,316	$409,197
Cancelation of shares related to Hang-ao acquisition	$—	$1,047
Cancelation of shares related to employees' compensation	$18	$361,080

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Aoxin Tianli  was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company under the name Tianli Agritech, Inc. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates seven production farms in Wuhan area and one in Enshi Area, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Aoxin Tianli’s wholly-owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Aoxin Tianli does not own any assets or conduct any operations.

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

Cash

Cash consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of March 31, 2017 and December 31, 2016, balances in banks in the PRC were $56,519,096 and $54,458,026, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrueany allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve at March 31, 2017 and December 31, 2016, respectively.

Prepaid Expenses

Prepaid expenses at March 31, 2017 and December 31, 2016 totaled $78,824 and $112,676, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended March 31, 2017 and 2016, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $48,190 and $130,844, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. We recognize prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at March 31, 2017 and December 31, 2016 totaled $855,595 and $1,129,477, respectively, which represented prepayments to the Company’s feed suppliers. Management did not accrue any allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2017 and 2016, the Company did not record impairment charges against its plant and equipment.

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

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was engaged in the retail business. As of March 31, 2017 and December 31, 2016, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2017 and December 31, 2016.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. However, the Company’s operations in servo-valve products, which are conducted through Hang-ao and included in the Company’s discontinued operations, are subject to the 25% enterprise income tax. Aoxin Tianli is incorporated in the British Virgin Islands.Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month periods ended March 31, 2017 and 2016.

Foreign Currency Translation

As of March 31, 2017 and December 31, 2016, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.891 and RMB 6.945 per US dollar as of March 31, 2017 and December 31, 2016, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2017 and 2016, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB6.8891 and RMB 6.5405 per US dollar for the three months ended March 31, 2017 and 2016, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of March 31, 2017 and December 31, 2016, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. We are currently evaluating the impact of the guidance on our consolidated financial statements, including accounting policies, processes, and systems.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems. We anticipate this standard will have a material impact on our consolidated balance sheets. However, we do not expect adoption will have a material impact on our consolidated income statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.ROU assets and lease liabilities for operating leases are expected to increase when we adopt the new standard primarily due to the land of our hog farms which were leased from the third parties.

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The standard will be effective for us beginning January 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The standard will be effective for us beginning January 1, 2018, with early adoption permitted as of the original effective date of July 1, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Reclassification

Certain prior year balances were reclassified to conform to the current year's presentation with consideration of reflecting two of the Company’s subsidiaries, Hang-ao and OV Orange, as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Acquisitions

On July 15, 2014, the Company acquired Hang-ao, a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Aoxin Tianli. Hang-ao, at the time of the acquisition, was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 261,750 common shares of Aoxin Tianli. The net income targets are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	261,750	$8.52	$2,230,110
Cash			6,825,495
Total purchase price			$9,055,605
Acquired assets and liabilities:
Cash			$215,236
Current assets			8,121,512
Fixed assets			2,036,448
Intangible assets			3,684,084
Liabilities			(3,766,820)
			10,290,460
Percentage of acquired equity			88%
88% of acquired assets and liabilities			9,055,605
Purchase price			9,055,605
Goodwill			$—

Amount
Acquired assets and liabilities, net	$10,290,460
Percentage of equity	12%
Noncontrolling Interest	$1,234,855

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

The following is a reconciliation of the purchase:

	Shares	Price per Share	Amount
Fair value of the Company’s stock issued	638,000	$7.80	$4,976,400
Acquired assets and liabilities:
Cash			$690,990
Current assets			3,881,918
Fixed assets			376,075
Long-term prepaid expense			1,282,037
Intangible assets			2,699,753
Liabilities			(989,226)
			7,941,547
Discount from bargain purchase			(2,703,232)
			5,238,315
Percentage of acquired equity			95%
95% of acquired assets and liabilities			4,976,400
Purchase price			4,976,400
Goodwill			$—

Amount
Acquired assets and liabilities, net	$5,238,315
Percentage of equity	5%
Noncontrolling Interest	$261,915

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,913,894
Disposed assets and liabilities:
Cash	17
Current assets	1,554,722
Fixed assets	4,581,775
Intangible assets	—
Liabilities	(2,293,440)
3,843,074
Gain from disposal of subsidiaries, net of income tax	$70,820

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable	$65,243	$60,283
Less: Allowance for doubtful accounts	—	—
	$65,243	$60,283

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the three months ended March 31, 2017 and 2016, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials—hogs	$443,233	$859,161
Work in process—biological assets	2,214,183	2,269,269
Infant hogs	2,303,089	2,377,655
Less: inventory reserve	—	—
	$4,960,505	$5,506,085

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2017 and December 31, 2016, the Company did not write down the value of its inventories. For the three months ended March 31, 2017 and 2016, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of March 31, 2017 and December 31, 2016, advances to suppliers amounted to $855,595 and $1,129,477, respectively. Included in advances to suppliers as of March 31, 2017 and December 31, 2016, we had prepaid $855,595 and $1,129,477 to the Company’s feed suppliers. During the three months ended March 31, 2017 and 2016, the Company did not report bad debt expense over its advances to suppliers.

NOTE 6—OTHER RECEIVABLES

At March 31, 2017 and December 31, 2016, the Company reported other receivables of $292,476 and $293,377, respectively, including no allowance for doubtful receivables.The balances as of March 31, 2017 and December 31, 2016 included a deposit of $290,227 and $287,977 to a professional loan guarantee service company for short-term bank loans. During the three months ended March 31, 2017 and 2016, the Company reported no bad debt expense.

NOTE 7—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expensesare being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Prepaid rental expenses	$1,748,992	$1,735,431
Less: Accumulated amortization	(568,393)	(538,442)
	$1,180,599	$1,196,989

Amortization expense for the three months ended March 31, 2017 and 2016 was $25,750 and $26,977, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $103,002 per annum.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Buildings	$26,132,241	$25,929,635
Vehicles	425,978	422,675
Office equipment	453,091	449,578
Production equipment	4,959,338	4,920,889
	31,970,648	31,722,777
Less: Accumulated depreciation	(11,267,296)	(10,608,937)
	$20,703,352	$21,113,840

a)	Depreciation expense was $575,634 and $444,617 for the three months ended March 31, 2017 and 2016, respectively.

b)	Flood damage

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

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2017	2016
Breeding hogs	$2,716,195	$2,777,870
Less: Accumulated amortization	(738,400)	(876,126)
	$1,977,795	$1,901,744

As of March 31, 2017 and December 31, 2016, $390,277 and $424,524 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2017 and 2016 was $147,022 and $48,578, respectively.

NOTE 10—INTANGIBLE ASSETS

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

The Company carries intangible assetsat cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network.

Intangible assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Land use rights	$1,538,465	$1,526,537
Distribution network	1,720,681	1,707,340
Less: Accumulated amortization	(891,241)	(830,240)
	$2,367,905	$2,403,637

Amortization expense for the three month periods ended March 31, 2017 and 2016 was $54,529 and $57,436, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2017	$218,117
2018	$218,117
2019	$218,117
2020	$218,117
2021	$218,117
Thereafter	$1,113,733

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,538,465	$—	$1,538,465
Distribution network	—	1,720,681	1,720,681
Less: accumulated amortization	(375,036)	(516,205)	(891,241)
Balance as of March 31, 2017	$1,163,429	$1,204,476	$2,367,905

	Hog Farming	Retail	Total
Land use rights	$1,526,537	$—	$1,526,537
Distribution network	—	1,707,340	1,707,340
Less: accumulated amortization	(360,722)	(469,518)	(830,240)
Balance as of December 31, 2016	$1,165,815	$1,237,822	$2,403,637

NOTE 11—SHORT-TERM LOANS

As of March 31, 2017 and December 31, 2016, the short-term loans are as follows:

	March 31, 2017	December 31, 2016
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$1,160,908	$1,151,908
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,451,136	1,439,885
	$2,612,044	$2,591,793

In the second quarter of 2016, the Company paid $67,906 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No guarantee service charges were recorded as interest expense for the three months ended March 31, 2017 and 2016, respectively. As of December 31, 2016, the Company also made a cash deposit of $287,977 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 12—OTHER PAYABLES

Other payables at March 31, 2017 and December 31, 2016 were $1,564,978 and $1,465,164, respectively. Included in other payables as of March 31, 2017 and December 31, 2016 were mainly deposit payables of $1,400,899 and $1,455,165 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2017 and December 31, 2016, deposits from farmers were $1,400,899 and $1,455,165, respectively.

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

The amortization of deposit payables for the three months ended March 31, 2017 and 2016 was $65,653 and $115,074. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2017	$262,608
2018	$262,608
2019	$262,608
2020	$262,608
2021	$262,608
Thereafter	$241,859

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

Issuance of common stock

On February 6, 2015, the Company issued 202,500 common shares to 7 employees, including the Company’s former CEO, former CFO,and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, asamended. However, 4 of the mentioned employees resigned, including Mr. Ping Wang, and the relevant stock awards of 51,000 shares and 4,500 shares of common shares had been canceled on March 8, 2016 and March 13, 2017, respectively.

NOTE 14—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of March 31, 2017 and December 31, 2016, it had 7,983,745 and 7,988,245 shares outstanding, respectively.

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

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the three months ended March 31, 2017 and 2016, the Company reported an amortization expense of $2,008 and $6,023, respectively.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the years ended December 31, 2016 and 2015, 4 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares and 4,500 shares were canceled on March 8, 2016 and March 13, 2017, respectively. For the three months ended March 31, 2017 and 2016, the Company reported an amortization expense of $0 and $69,325, respectively.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options outstanding as of March 31, 2017 and December 31, 2016 and the activity during the three months ended March 31, 2017.

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	15,750	$10.00
Exercisable at March 31, 2017	15,750	$10.00

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

The weighted average remaining contractual life for the options is 4.5 years. The market value of the Company’s common stock was $2.3 and $3.62 as of March 31, 2017 and December 31, 2016, respectively. The intrinsic value of the outstanding options as of March 31, 2017 and December 31, 2016 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,416,647 and $2,416,647 as of March 31, 2017 and December 31, 2016.

Credit risk and major customers

As of March 31, 2017 and December 31, 2016, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the three months ended March 31, 2017 and 2016, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2017 and December 31, 2016.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years. As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2017 and 2016 was $23,556 and $18,849, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2017 under all non-cancelable leases for years ending December 31:

Operating Leases
2017	$70,487
2018	$49,952
2019	$49,952
2020	$49,952
2021	$49,952
Thereafter	$1,209,744

NOTE 17—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of March 31, 2017, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Three Months Ended March 31, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$5,973,539	$707,452	$6,680,991
Inter-segment revenues	—	—	—
Revenues from external customers	$5,973,539	$707,452	$6,680,991
Segment income	$187,121	$82,100	$269,221
Unallocated corporate loss			(236,127)
Income before income taxes from continuing operations			33,094
Income taxes			—
Net income			$33,094
Other segment information:
Depreciation and amortization	$655,894	$55,638	$711,532

Three Months Ended March 31, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$8,639,062	$420,206	$9,059,268
Inter-segment revenues	—	—	—
Revenues from external customers	$8,639,062	$420,206	$9,059,268
Segment income (loss)	$1,336,766	$(17,539)	$1,319,227
Unallocated corporate loss			(182,632)
Income before income taxes from continuing operations			1,136,595
Income taxes			—
Net income from continuing operations			1,136,595
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(1,410,787)
Net loss			$(274,192)
Other segment information:
Depreciation and amortization	$492,027	$58,604	$550,631

Condensed financial status with respect to these reportable business segments as of March 31, 2017 and December 31, 2016 is as follows:

As of March 31, 2017	Hog Farming	Retail	Consolidated
Total segment assets	$87,509,481	$1,443,028	$88,952,509
Other unallocated corporate assets			48,881
			$89,001,390
Other segment information:
Expenditures for segment assets	$—	$—	$—

As of December 31, 2016
Total segment assets	$86,647,382	$1,459,273	$88,106,655
Other unallocated corporate assets			69,479
			$88,176,134
Other segment information:
Expenditures for segment assets	$2,960,399	$—	$2,960,399

NOTE 18—DISCONTINUED OPERATIONS

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

Financial Information for Discontinued Operations

As of March 31, 2017 and December 31, 2016, the Company reported no assets and liabilities held for its discontinued operations. The results of operations from the discontinued operations for the three months ended March 31, 2016 were listed as follow:

	For the Three Months Ended March 31, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$22,795	$—	$22,795
Costs and expenses	1,433,582	—	1,433,582
Loss before taxes	(1,410,787)	—	(1,410,787)
Income taxes	—	—	—
Loss from discontinued operations, net of taxes	$(1,410,787)	$—	$(1,410,787)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers. After providing the financing necessary for completion of the construction for 798 farms, we decided to stop providing capital to the program and focus on our black hog retail operations. Due to the extensive damages suffered by 172 farms as a result of record rainfall in Wuhan last July, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

In July 2014, our management determined to diversify our operations by acquiring various emerging high technology companies. In accordance with such plan, in July 2014, we acquired 88% of the equity of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 of our common shares.  In addition, in August 2014, we consummated a stock purchase agreement whereby we acquired 95% of the outstanding equity of OV Orange for consideration of 638,000 of the Company’s common shares.

However, in early 2015, due to disruptions in the Chinese economy we began to reconsider this strategy. In the fourth quarter of 2015, we determined to focus on the Agricultural industry and sell Hang-ao and OV Orange. In December 2015, we sold our 95% of the equity of OV Orange for RMB 47.5 million or approximately $7.3 million in cash, as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange would be released to him at the end of March, 2017 as previously stipulated in the acquisition agreement.  On December 23, 2016, we completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of our 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

For the 2016 operating results of Hang-ao, were reflected in the Company’s financial statements as discontinued operations.

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment, we derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughterhouses for conversion into pork products. Some of the hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, so most males are sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, the Company has focused its operations to increase the proportion of its sales represented by breeder hogs, and its success in so doing has been a major contribution to its operating profit.

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

Results of Operations

The results of operations of Hang-ao, were reclassified as discontinued operations in the Company’s financial statements for the three months ended March 31, 2017 and 2016 based on the Company’s decision to focus on the hog industry and the sale of Hang-ao was made on December 23, 2016.

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2017	2016	Net Change	Change
Revenues	$6,680,991	$9,059,268	$(2,378,277)	(26.25%)
Cost of goods sold	5,742,884	6,958,752	(1,215,868)	(17.47%)
Gross profit	938,107	2,100,516	(1,162,409)	(55.34%)
Selling, general and administrative expenses	909,708	1,046,223	(136,515)	(13.05%)
Income from operations	28,399	1,054,293	(1,025,894)	(97.31%)
Interest income, net	3,824	81,843	(78,019)	(95.33%)
Other income (expenses), net	871	459	412	89.76%
Total other income (expense)	4,695	82,302	(77,607)	(94.30%)
Income before income taxes	33,094	1,136,595	(1,103,501)	(97.09%)
Income taxes	—	—	—	n/a
Net income from continuing operations	33,094	1,136,595	(1,103,501)	(97.09%)
Loss from operations of discontinued component, net of taxes	—	(1,410,787)	1,410,787	(100.00%)
Net income (loss)	$33,094	$(274,192)	$307,286	(112.07%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31, 2017
	Hog Farming	Retail	Total
Revenues	$5,974	$707	$6,681
Cost of goods sold	$5,264	$479	$5,743
Gross profit	$710	$228	$938
Gross margin %	12%	32%	14%

	Three Months Ended March 31, 2016
	Hog Farming	Retail	Total
Revenues	$8,639	$420	$9,059
Cost of goods sold	$6,645	$314	$6,959
Gross profit	$1,994	$106	$2,100
Gross margin %	23%	25%	23%

Revenues. For the three months ended March 31, 2017, we had revenues of $6,680,991, as compared to revenues of $9,059,268 for the same period of 2016. Our revenues decreased by $2,378,277 or approximately 26.25%. This reduction in revenues reflected the impacts from the ongoing weak demands at the regular breeder hogs, reducing hog price at regular hogs and black hogs, and fewer black hogs available for sale after 2016 flood damage.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended March 31, 2017 and 2016.

Sales by Products

	Three Months Ended March 31,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	2,837	$245	$696,172	4,340	$252	$1,094,930
Market Hogs– regular hogs	16,792	$169	2,845,478	15,930	$219	3,481,052
Market Hogs– black hogs	10,588	$230	2,431,889	14,842	$274	4,063,080

Total	30,217	$198	$5,973,539	35,112	$246	$8,639,062

	Three Months Ended March 31,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	136,682	$5	$707,452	87,384	$5	$420,206
Total	136,682	$5	$707,452	87,384	$5	$420,206

As can be seen from the above, the number of “regular breeder hogs” and “black market hogs” decreased 35% and 29% in the year over year period. As the average price per hog decreased (3%) and (16%), respectively, our revenues from the sale of regular breeder hogs and black market hogs decreased $398,758 and $1,631,191. As also can be seen from the above, during the three months ended March 31, 2017 the number of regular market hogs sold slightly increased from the number sold in 2016, but the average price per hog decreased 23% year over year.

Starting in the fourth quarter of 2016, hog prices in China began a downtrend cycle mainly as a result of increasing numbers of large stated owned companies and Chinese publicly listed companies engaged in the hog farming industry which brought pressure on hog and pork prices and inflate the feed supply costs. We anticipate that the growth in the number of large well capitalized farms will increase competition pressure on small and mid-size hog farms. As the result, the numbers of small or mid-size hog farms may reduce which directly affect the demands for our breeder hogs. In addition, the 2016 flood brought significant damage to the area where hogs are raised in Enshi from which the local farmers have not recovered which will limit the number of black market hogs available for sale.

During the three months ended March 31, 2017, 136,682 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 56%increase from the comparable period of the prior year. This increase in volume coupled with stable prices for specialty pork products resulted in a 68% year over year increase in our revenues. The increase in our specialty black hog pork products was mainly from a new customer engaged in the electronic commercial platform selling various agricultural products to the public.

Cost of goods sold. For the three months ended March 31, 2017, cost of goods sold was $5,742,884 as compared to $6,958,752 for the same period of 2016, a decrease of $1,215,868, or 17.47%. The decrease in cost of goods sold primarily results from lower sale volume during the period, which was partly offset by increased feed costs.

Profit Margins. Our gross margin decreased to 14% in the three months ended March 31, 2017 from 23% in 2016. Our gross profit was $938,107 for 2017 as compared to $2,100,516 for 2016. This decrease in our gross profit reflected a decrease in gross profit of approximately $1.3 million at our Hog Farming segment, especially in our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 12% and 32%, respectively, in the first quarter of 2017 as compared to 23% and 25% in the comparable period of 2016. The reduction in our gross margin from our Hog Farming segment was due to the increased numbers of large regular market hogs, over 100 kilograms per hog, sold during the period. Large hogs normally require more feed to maintain their daily diet and are sold to pork dealers directly. During the first quarter of 2017, we sold more large regular market hogs to pork dealers than the same period in 2016. However, the reduced sale prices of regular market hogs and increased feed costs for maintaining large market hogs caused our gross margin to decrease. The improvement in our gross profit from the Retail segment was primarily the result of higher sale prices charged to our new customer.

Expenses. Selling, general and administrative expenses decreased by $136,515 in the first quarter of 2017 as compared to 2016. The decrease was primarily the result of cost control over employee payrolls.

Net Other Income(Expense).We had net other income of $4,695 during the three months ended March 31, 2017, compared to $82,302 in the first quarter of 2016, a decrease of $77,607, which was primarily due to an increase of $37,554 in interest expense.

Income Taxes.As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income for the first quarter of 2017 and 2016 was $33,094 and ($274,192), respectively. Our net income from continuing operations, our Hog Farming and Retail segments, showed significant recession with a decrease of $1.1 million year over year. The operating results of our discontinued operations, Hang-ao, significantly generated a net loss of $1,410,787 in the first quarter of 2016 more than offsetting the performance of our 2016 continuing operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2017 our working capital was $58,574,058 as compared to $57,497,640 at December 31, 2016.These funds are deposited in financial institutions located as follows:

	March 31, 2017		December 31, 2016
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	56,519,096	100%	54,458,026	100%
	$56,519,096	100%	$54,458,026	100%

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,635,397	$3,236,823
Net cash used in investing activities	—	(1,610,201)
Net cash used in financing activities	—	—
Exchange rate effect on cash	425,673	435,937
Net cash inflow	$2,061,070	$2,062,559

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2017 totaled $1,635,397. Cash flow pertaining to operating activities benefited from net income of $33,094 depreciation and amortization of $0.7 million, amortization of prepaid expenses and long-term prepaid expenses of $50,198 and $25,750, a loss of $40,085 from the disposal of biological assets, a decrease in inventory of $623,252 and an increase in other payables of $154,000.

Cash from operating activities in the three months ended March 31, 2016 mainly consisted of our net income of $1,136,595 for the first quarter of 2016, supplemented by non-cash expenses of depreciation and amortization of $0.6 million, amortization of prepaid expenses and long-term prepaid expenses of $55,496 and $26,977, a loss of $185,099 from the disposal of biological assets, a decrease of $1,195,471 in inventories and a decrease of 125,558 in accounts receivable. In addition, we also reported net cash of $121,221 used in operating activities from discontinued operations.

Cash Provided by (Used in) Investing Activities

No cash was used or generated in our investment activities during the first quarter of 2017.

Net cash used by investing activities for the first quarter of 2016 totaled $1,610,201, primarily purchases of new equipment for our hog farms.

Cash Provided by (Used in) Financing Activities

No cash was used in or generated by financing activities in the three months ended March 31, 2017.

Financing activities in the first quarter of 2016 consisted of restricted cash of $6,115,787 returned from banks offset by the repayment of short-term loans in the same amount. The restricted cash was collateral for the issuance of bank acceptance notes.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,612	$2,612	$—	$—	$—
Others	—	—	—	—	—
	$2,612	$2,612	$—	$—	$—

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

Inventories

Inventories, consisting principally of our hogs held for sale, are stated at the lower of cost, as determined by the weighted-average method, or market value. We compare the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance. The price of hogs could fluctuate upward or downward. If prices were to decrease below the amounts we use in determining the carrying value of our inventory, any profit we might achieve on the sale of our inventories would be less than anticipated. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Biological assets consist primarily of hogs purchased or selected from the Company’s own production for breeding and farrowing.The costs to purchase and cultivate breeding hogs and the expenditures related to labor and materials to feed breeding hogs until they become commercially productive and breedable are capitalized. When breeding hogs are entered into breeding and farrowing, amortization of the costs incurred until they became commercially productive commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value, currently $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

The Company carries intangible assetsat cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rightsand 10 year life of acquired distribution network.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including the Co-Chief Executive Officers and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, has concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 14, 2017 which are incorporated by reference into this report.

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

Aoxin Tianli Group, INC.

May 12, 2017	By:	/s/ Wocheng Liu
Wocheng Liu Co-Chief Executive Officer

May 12, 2017	By:	/s/ Chun Choi Law
Chun Choi Law Chief Financial Officer (Principal Financial and Accounting Officer)