Form 10-Q
period 2017-06-30
AOXIN TIANLI GROUP, INC.
filed 2017-08-14
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

228 Yanjiang Ave., Jiangan District, WuhanCity

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complyingwith any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2017, the Registrant had outstanding 7,983,745 shares of common stock, par value $0.004 per share.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,891,099	$54,458,026
Accounts receivable, net	71,099	60,283
Inventories, net	5,071,017	5,506,085
Advances to suppliers, net	395,506	1,129,477
Prepaid expenses	34,868	112,676
Other receivables, net	297,384	293,377
Total Current Assets	63,760,973	61,559,924

Long-term prepaid expenses, net	1,254,052	1,196,989
Plant and equipment, net	20,470,230	21,113,840
Biological assets, net	1,996,914	1,901,744
Intangible assets, net	2,366,792	2,403,637

Total Assets	$89,848,961	$88,176,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,065,682	$2,591,793
Accounts payable and accrued payables	17,744	5,327
Other payables	1,473,717	1,465,164
Total Current Liabilities	3,557,143	4,062,284

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,983,745 shares issued and outstanding as of June 30, 2017 and 7,988,245 shares issued and outstanding as of December 31, 2016)	31,934	31,952
Additional paid in capital	61,395,579	61,395,561
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	26,933,101	26,835,585
Accumulated other comprehensive loss	(4,485,443)	(6,565,895)
Total Stockholders' Equity	86,291,818	84,113,850
Total Liabilities and Stockholders' Equity	$89,848,961	$88,176,134

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$6,222,160	$9,610,789	$12,903,151	$18,670,057
Cost of goods sold	5,387,139	7,431,963	11,130,023	14,390,715
Gross profit	835,021	2,178,826	1,773,128	4,279,342
Operating expenses:
General and administrative expenses	701,029	914,129	1,532,989	1,858,064
Selling expenses	78,580	115,903	156,328	218,191
Total operating expenses	779,609	1,030,032	1,689,317	2,076,255

Income from operations	55,412	1,148,794	83,811	2,203,087

Other income (expense):
Interest income	7,845	59,606	11,669	141,449
Other income, net	1,165	8,206	2,036	8,665
Total other income	9,010	67,812	13,705	150,114

Income before income taxes	64,422	1,216,606	97,516	2,353,201

Income taxes	—	—	—	—
Net income from continuing operations	64,422	1,216,606	97,516	2,353,201

Discontinued operations:
Loss from operations of discontinued component, net of taxes	—	(611,417)	—	(2,022,204)

Net income	64,422	605,189	97,516	330,997
Net loss attributable to noncontrolling interest	—	73,370	—	242,664
Net income (loss) attributable to Aoxin Tianli Group Inc. common stockholders	64,422	678,559	97,516	573,661

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	1,423,687	(2,743,550)	2,080,452	(2,135,287)

Comprehensive income (loss)	$1,488,109	$(2,064,991)	$2,177,968	$(1,561,626)

Earnings (loss) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	7,983,745	7,988,000	7,987,870	8,134,208

Continuing operations - Basic & diluted	$0.01	$0.15	$0.01	$0.29
Discontinued operations - Basic & diluted	$—	$(0.08)	$—	$(0.25)

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$97,516	$2,353,201
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,418,330	1,194,716
Amortization of prepaid expenses	94,422	249,698
Amortization of long-term prepaid expenses	51,606	53,997
Stock-based compensation	4,015	12,046
Loss from disposal of biological assets	67,945	427,071
Changes in operating assets and liabilities:
Accounts receivable	(9,194)	182,316
Inventories	892,224	2,764,344
Prepaid expenses	(19,756)	(11,879)
Other receivables	3,200	605
Long-term prepaid expenses	(78,683)	—
Accounts payable and accrued payables	14,212	67,973
Other payables	105,441	—
Total adjustments	2,543,762	4,940,887
Net cash provided by operating activities from continuing operations	2,641,278	7,294,088
Net cash provided by (used in) operating activities from discontinued operations	—	(41,000)
Net cash provided by operating activities	2,641,278	7,253,088

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	—	(3,002,759)
Net cash used in investing activities from continuing operations	—	(3,002,759)
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	—	(3,002,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from banks	—	9,180,826
Proceeds from short-term loans	2,036,317	2,754,248
Repayments of short-term loans	(2,618,122)	(12,241,101)
Net cash used in financing activities from continuing operations	(581,805)	(306,027)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(581,805)	(306,027)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,373,600	(1,159,599)

NET INCREASE IN CASH	3,433,073	2,784,703

CASH, BEGINNING OF PERIOD	54,458,026	49,656,897

CASH, END OF PERIOD	$57,891,099	$52,441,600

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$72,817	$—
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Inventories received from prior year prepayments	$751,068	$4,114,878
Inventories transferred to biological assets	$421,933	$875,481
Cancelation of shares related to Hang-ao acquisition	$—	$1,047
Cancelation of shares related to employees' compensation	$18	$361,080

See accompanying notes to unaudited consolidated financial statements

AOXIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Aoxin Tianli Group, Inc. (referred to herein as “Aoxin Tianli”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) formerly known as Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Aoxin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical ValleyOrange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company entered into equity transfer agreements for the sale of its 95% equity interest in OV Orange for a selling price of RMB 47.5 million ($7.3 million). The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao fora selling price of RMB 26 million ($3.9 million). All of Aoxin Tianli’s operations are conducted by Fengze and Tianzhili. Fengze and Tianzhili’s results of operations are consolidated into those of Aoxin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, and OV Orange are sometimes referred to as the “subsidiaries”. Aoxin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

WFOE was incorporated in Wuhan City on June 2, 2005. On November 26, 2009, HCS entered into a stock purchase agreement with WFOE whereby HCS acquired 100% of the equity interest of WFOE. On January 19, 2010, the Wuhan Municipal Commission of Commerce approved the ownership change. On January 27, 2010, the ownership change was declared effective by the Wuhan Administrator for Industry & Commerce and HCS became the holder of 100% of the equity interest of WFOE, and WFOE effectively became a wholly owned subsidiary of the Company. Other than the equity interest in WFOE, HCS does not own any assets or conduct any operations.

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

Principles of Consolidation

The Company consolidates the financial results of its wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, and for the periods prior to their sales, Hang-ao and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of June 30, 2017 and December 31, 2016, balances in banks in the PRC were $57,891,099 and $54,458,026, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrue any allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve at June 30, 2017 and December 31, 2016, respectively.

Prepaid Expenses

Prepaid expenses at June 30, 2017 and December 31, 2016 totaled $34,868 and $112,676, respectively, and includes prepayments to suppliers for services that had not yet been provided to the Company. The Company recognizes prepayments as expense as suppliers provide services, in compliance with its accounting policy. For the three months ended June 30, 2017 and 2016, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $50,247 and $130,900, respectively. For the six months ended June 30, 2017 and 2016, the amortization expense from the prepaid expenses were $94,422 and $249,698, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped. The Company recognizes prepayments as inventory or expense as suppliers make delivery of goods in compliance with our accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at June 30, 2017 and December 31, 2016 totaled $395,506 and $1,129,477, respectively, which represented prepayments to the Company’s feed suppliers. Management did not accrue any allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2017 and 2016, the Company did not record impairment charges against its plant and equipment.

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

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was engaged in the retail business. As of June 30, 2017 and December 31, 2016, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of June 30, 2017 and December 31, 2016.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the six month periods ended June 30, 2017 and 2016.

Foreign Currency Translation

As of June 30, 2017 and December 31, 2016, the accounts of Aoxin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.777 and RMB 6.945 per US dollar as of June 30, 2017 and December 31, 2016, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the six months ended June 30, 2017 and 2016, the transactions of Aoxin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.875 and RMB 6.5405 per US dollar for the six months ended June 30, 2017 and 2016, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. The Company plans to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. The Company is currently evaluating the impact of the guidance on its consolidated financial statements, including accounting policies, processes, and systems.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems. It anticipates this standard will have a material impact on its consolidated balance sheets. However, the Company does not expect adoption will have a material impact on its consolidated income statements. While the Company is continuing to assess potential impacts of the standard, it currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. ROU assets and lease liabilities for operating leases are expected to increase upon the Company’s adoption of the new standard primarily due to the impact of the change in accounting for the land on which its hog farms are located which is leased from the third parties.

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The standard will be effective for the Company beginning January 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The standard will be effective for the Company beginning January1, 2018, with early adoption permitted as of the original effective date of July 1, 2017. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

Before Aoxin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, formerly the Chariman of Aoxin Tianli. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

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

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,913,894
Disposed assets and liabilities:
Cash	17
Current assets	1,554,722
Fixed assets	4,581,775
Intangible assets	—
Liabilities	(2,293,440)
3,843,074
Gain from disposal of subsidiaries, net of income tax	$70,820

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2017	2016
Accounts receivable	$71,099	$60,283
Less: Allowance for doubtful accounts	—	—
	$71,099	$60,283

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the six months ended June 30, 2017 and 2016, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials—hogs	$439,664	$859,161
Work in process—biological assets	2,371,270	2,269,269
Infant hogs	2,260,083	2,377,655
Less: inventory reserve	—	—
	$5,071,017	$5,506,085

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of June 30, 2017 and December 31, 2016, the Company did not write down the value of its inventories. For the six months ended June 30, 2017 and 2016, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of June 30, 2017 and December 31, 2016, advances to suppliers amounted to $395,506 and $1,129,477, respectively, which represented prepayments to the Company’s feed suppliers. During the six months ended June 30, 2017 and 2016, the Company did not report bad debt expense over its advances to suppliers.

NOTE 6—OTHER RECEIVABLES

At June 30, 2017 and December 31, 2016, the Company reported other receivables of $297,384 and $293,377, respectively, including no allowance for doubtful receivables. The balances as of June 30, 2017 and December 31, 2016 included a deposit of $295,097 and $287,977 to a professional loan guarantee service company for short-term bank loans. During the six months ended June 30, 2017 and 2016, the Company reported no bad debt expense.

NOTE 7—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Prepaid rental expenses	$1,778,341	$1,735,431
Less: Accumulated amortization	(524,289)	(538,442)
	$1,254,052	$1,196,989

Amortization expense for the three months ended June 30, 2017 and 2016 was $25,856 and $27,020, respectively. For the six month periods in 2017 and 2016, the amortization expenses was $51,606 and $53,997, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $103,211 per annum.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Buildings	$26,570,762	$25,929,635
Vehicles	433,127	422,675
Office equipment	460,694	449,578
Production equipment	5,042,562	4,920,889
	32,507,145	31,722,777
Less: Accumulated depreciation	(12,036,915)	(10,608,937)
	$20,470,230	$21,113,840

a)	Depreciation expense was $573,459 and $745,386 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the depreciation expense was $1,149,093 and $1,190,003, respectively.

b)	Flood damage

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions. The Company estimated its total economic losses at $2,496,892, including $1,375,629 relating to the Company’s facilities, estimated damage compensation of $295,191 to local farmers, and $662,792 and $163,280 relating to marketable hogs and breeder hogs, respectively, which were reported as part of cost of goods sold.

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	June 30,	December 31,
	2017	2016
Breeding hogs	$2,842,300	$2,777,870
Less: Accumulated amortization	(845,386)	(876,126)
	$1,996,914	$1,901,744

As of June 30, 2017 and December 31, 2016, $348,281 and $424,524 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended June 30, 2017 and 2016 was $159,503 and $60,546, respectively. For the six months ended June 30, 2017 and 2016, the amortization was $306,525 and $109,124, respectively.

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

Intangible assets at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Land use rights	$1,564,281	$1,526,537
Distribution network	1,749,555	1,707,340
Less: Accumulated amortization	(947,044)	(830,240)
	$2,366,792	$2,403,637

Amortization expense for the three month periods ended June 30, 2017 and 2016 was $40,379 and $42,406, respectively. For the six month periods ended June 30, 2017 and 2016, the amortization expense was $94,908 and $99,842, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2017	$218,560
2018	$218,560
2019	$218,560
2020	$218,560
2021	$218,560
Thereafter	$1,368,900

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,564,281	$—	$1,564,281
Distribution network	—	1,749,555	1,749,555
Less: accumulated amortization	(393,019)	(554,025)	(947,044)
Balance as of June 30, 2017	$1,171,262	$1,195,530	$2,366,792

	Hog Farming	Retail	Total
Land use rights	$1,526,537	$—	$1,526,537
Distribution network	—	1,707,340	1,707,340
Less: accumulated amortization	(360,722)	(469,518)	(830,240)
Balance as of December 31, 2016	$1,165,815	$1,237,822	$2,403,637

NOTE 11—SHORT-TERM LOANS

As of June 30, 2017 and December 31, 2016, the short-term loans are as follows:

	June 30, 2017	December 31, 2016
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$—	$1,151,908
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	—	1,439,885
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,032,841	—
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,032,841	—
	$2,065,682	$2,591,793

In the second quarter of 2016, the Company paid $67,906 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the six months ended June 30, 2017. As of December 31, 2016, the Company also made a cash deposit of $287,977 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 12—OTHER PAYABLES

Other payables at June 30, 2017 and December 31, 2016 were $1,473,717 and $1,465,164, respectively. Included in other payables as of June 30, 2017 and December 31, 2016 were mainly deposit payables of $1,357,040 and $1,455,165 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of June 30, 2017 and December 31, 2016, deposits from farmers were $1,357,040 and $1,455,165, respectively.

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

The amortization of deposit payables for the three months ended June 30, 2017 and 2016 was $66,543 and $89,179. For the six months ended June 30, 2017 and 2016, respectively, the amortization expense was $132,196 and $204,253. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2017	$264,392
2018	$264,392
2019	$264,392
2020	$264,392
2021	$264,392
Thereafter	$167,279

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

Issuance of common stock

On February 6, 2015, the Company issued 202,500 common shares to 7 employees, including the Company’s former CEO, former CFO, and a director, as stock awards pursuant to its 2014 Share Incentive Plan. Those shares have been registered under the Securities Act of 1933, as amended. However, 4 of the mentioned employees resigned, including Mr. Ping Wang, and the relevant stock awards of 51,000 shares and 4,500 shares of common shares had been canceled on March 8, 2016 and March 13, 2017, respectively.

NOTE 14—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of June 30, 2017 and December 31, 2016, it had 7,983,745 and 7,988,245 shares outstanding, respectively.

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

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the three months ended June 30, 2017 and 2016, the Company reported an amortization expense of $2,007 and $6,023, respectively. For the six month periods ended June 30, 2017 and 2016, the amortization expense was $4,015 and $12,046, respectively.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vested in December 2016. The Company will recognize the compensation cost over the employees’ service period. Prior to June 30, 2017, 4 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares and 4,500 shares were canceled on March 8, 2016 and March 13, 2017, respectively. For the six months ended June 30, 2017, the Company reported no amortization expense. The amortization expense was $180,373 and $249,698, respectively, for the three and six months ended June 30, 2016.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options and warrants outstanding as of June 30, 2017 and December 31, 2016 and the activity during the six months ended June 30, 2017.

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2017	15,750	$10.00
Exercisable at June 30, 2017	15,750	$10.00

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

The weighted average remaining contractual life for the options is 4.25 years. The market value of the Company’s common stock was $2.10 and $3.62 as of June 30, 2017 and December 31, 2016, respectively. The intrinsic value of the outstanding options as of June 30, 2017 and December 31, 2016 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,416,647 as of June 30, 2017 and December 31, 2016.

Credit risk and major customers

As of June 30, 2017 and December 31, 2016, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the three months and six months ended June 30, 2017 and 2016, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of June 30, 2017 and December 31, 2016.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years. As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the six month periods ended June 30, 2017 and 2016 was $47,208 and $37,727, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at June 30, 2017 under all non-cancelable leases for years ending December 31:

Operating Leases
2017	$47,026
2018	$50,053
2019	$50,053
2020	$50,053
2021	$50,053
Thereafter	$1,212,200

NOTE 17—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of June 30, 2017, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months and six months ended June 30, 2017 and 2016 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Six Months Ended June 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$11,534,944	$1,368,207	$12,903,151
Inter-segment revenues	—	—	—
Revenues from external customers	$11,534,944	$1,368,207	$12,903,151
Segment income	$258,202	$253,162	$511,364
Unallocated corporate loss			(413,848)
Income before income taxes from continuing operations			97,516
Income taxes			—
Net income			$97,516
Other segment information:
Depreciation and amortization	$1,321,201	$97,129	$1,418,330

Six Months Ended June 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$17,870,759	$799,298	$18,670,057
Inter-segment revenues	—	—	—
Revenues from external customers	$17,870,759	$799,298	$18,670,057
Segment income (loss)	$2,772,811	$(58,853)	$2,713,958
Unallocated corporate loss			(360,757)
Income before income taxes from continuing operations			2,353,201
Income taxes			—
Net income from continuing operations			2,353,201
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(2,022,204)
Gain from disposal of discontinued component, net of income taxes			—
Net income			$330,997
Other segment information:
Depreciation and amortization	$1,092,537	$102,179	$1,194,716

Three Months Ended June 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$5,561,405	$660,755	$6,222,160
Inter-segment revenues	—	—	—
Revenues from external customers	$5,561,405	$660,755	$6,222,160
Segment income	$71,081	$171,062	$242,143
Unallocated corporate loss			(177,721)
Income before income taxes from continuing operations			64,422
Income taxes			—
Net income			$64,422
Other segment information:
Depreciation and amortization	$665,307	$41,491	$706,798

Three Months Ended June 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$9,231,697	$379,092	$9,610,789
Inter-segment revenues	—	—	—
Revenues from external customers	$9,231,697	$379,092	$9,610,789
Segment income (loss)	$1,436,045	$(41,314)	$1,394,731
Unallocated corporate loss			(178,125)
Income before income taxes from continuing operations			1,216,606
Income taxes			—
Net income from continuing operations			1,216,606
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(611,417)
Gain from disposal of discontinued component, net of income taxes			—
Net income			$605,189
Other segment information:
Depreciation and amortization	$600,510	$43,575	$644,085

Condensed financial status with respect to these reportable business segments as of June 30, 2017 and December 31, 2016 is as follows:

As of June 30, 2017	Hog Farming	Retail	Consolidated
Total segment assets	$88,394,652	$1,433,144	$89,827,796
Other unallocated corporate assets			21,165
			$89,848,961
Other segment information:
Expenditures for segment assets	$—	$—	$—

As of December 31, 2016
Total segment assets	$86,647,382	$1,459,273	$88,106,655
Other unallocated corporate assets			69,479
			$88,176,134
Other segment information:
Expenditures for segment assets	$2,960,399	$—	$2,960,399

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

Financial Information for Discontinued Operations

As of June 30, 2017 and December 31, 2016, the Company reported no assets and liabilities held for its discontinued operations. No results of operations from the discontinued operations were reported for the three and six months ended June 30, 2017. The results of operations from the discontinued operations for the three months and six months ended June 30, 2016 were listed as follow:

	For the Six Months Ended June 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$35,518	$—	$35,518
Costs and expenses	2,057,722	—	2,057,722
Loss before taxes	(2,022,204)	—	(2,022,204)
Income taxes	—	—	—
Loss from discontinued operations, net of taxes	$(2,022,204)	$—	$(2,022,204)

Disposal
Gain on disposal before income taxes	$—	$—	$—
Income taxes	—	—	—
Gain on disposal, net of income taxes	$—	$—	$—

Loss from discontinued operations, net of taxes	$(2,022,204)	$—	$(2,022,204)

	For the Three Months Ended June 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$12,723	$—	$12,723
Costs and expenses	624,140	—	624,140
Loss before taxes	(611,417)	—	(611,417)
Income taxes	—	—	—
Loss from discontinued operations, net of taxes	$(611,417)	$—	$(611,417)

Disposal
Gain on disposal before income taxes	$—	$—	$—
Income taxes	—	—	—
Gain on disposal, net of income taxes	$—	$—	$—

Loss from discontinued operations, net of taxes	$(611,417)	$—	$(611,417)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in this report and with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

For 2016, the operating results of Hang-ao, were reflected in the Company’s financial statements as discontinued operations.

Principal Factors Affecting our Results of Operations

Revenues

In our hog farming segment, we derive the bulk of our revenues from the sale of hogs to other hog farms for breeding purposes, to brokers who sell our hogs both to other hog farms for breeding purposes and to slaughterhouses, and directly to slaughterhouses. We breed and raise hogs that are eventually sold as either breeder or market hogs which will be sold to slaughterhouses for conversion into pork products. Some of the hogs are bred and raised for sale as market hogs, while others become market hogs because customers do not select them as breeder hogs. Also very few boars are required for breeding purposes, so most males are sold as market hogs. The average sales price for a breeder is significantly higher than that of a market hog, and since breeder hogs are sold at a younger age than market hogs and usually weigh about 110 pounds at the date they are sold, as compared to the average weight of about 220 pounds for a market hog on sale date, the direct cost of feeding and otherwise raising a breeder hog is less than a market hog. Thus, the gross margin for breeder hogs is substantially higher than that of market hogs. Consequently, we have structured our operations to increase the proportion of sales represented by breeder hogs, and our success in so doing has been a major contribution to its operating profit.

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

Number of farms we operate. We have acquired or constructed a number of hog farms. As we operate more farms, our administrative expenses tend to increase in dollars terms.

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

Results of Operations

The results of operations of Hang-ao, were reclassified as discontinued operations in the Company’s financial statements for the three months and six months ended June 30, 2017 and 2016 based on the Company’s decision to focus on the hog industry and the sale of Hang-ao on December 23, 2016.

Comparison of the Results of Operations for the Six Months Ended June 30, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For the Six Months Ended June 30,			Percentage of
	2017	2016	Net Change	Change
Revenues	$12,903,151	$18,670,057	$(5,766,906)	(30.89%)
Cost of goods sold	11,130,023	14,390,715	(3,260,692)	(22.66%)
Gross profit	1,773,128	4,279,342	(2,506,214)	(58.57%)
Selling, general and administrative expenses	1,689,317	2,076,255	(386,938)	(18.64%)
Income from operations	83,811	2,203,087	(2,119,276)	(96.20%)
Interest income, net	11,669	141,449	(129,780)	(91.75%)
Other income, net	2,036	8,665	(6,629)	(76.50%)
Total other income	13,705	150,114	(136,409)	(90.87%)
Income before income taxes	97,516	2,353,201	(2,255,685)	(95.86%)
Income taxes	—	—	—	n/a
Net income	$97,516	$2,353,201	$(2,255,685)	(95.86%)

The following table sets forth information as to the gross margin for our two business segments for the six months ended June 30, 2017 and 2016 (dollars in thousands).

	Six Months Ended June 30, 2017
	Hog Farming	Retail	Total
Revenues	$11,535	$1,368	$12,903
Cost of goods sold	$10,216	$914	$11,130
Gross profit	$1,319	$454	$1,773
Gross margin %	11%	33%	14%
	Six Months Ended June 30, 2016
	Hog Farming	Retail	Total
Revenues	$17,871	$799	$18,670
Cost of goods sold	$13,791	$600	$14,391
Gross profit	$4,080	$199	$4,279
Gross margin %	23%	25%	23%

Revenues. For the six months ended June 30, 2017, we had revenues of $12,903,151, as compared to revenues of $18,670,057 for the same period of 2016. Our revenues decreased by $5,766,906 or approximately 30.89%. This reduction in revenues is continuing to reflect the impacts from the ongoing weak demand for regular breeder hogs, which also reduces prices for regular hogs and black hogs, and the reduction in the number of black hogs available for sale after the 2016 flood damage.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the six months ended June 30, 2017 and 2016.

Sales by Products

	Six Months Ended June 30,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	6,181	$246	$1,522,951	8,436	$253	$2,132,712
Market Hogs– regular hogs	34,716	$156	5,427,267	31,890	$229	7,307,227
Market Hogs– black hogs	21,499	$213	4,584,726	28,620	$295	8,430,820

Total	62,396	$185	$11,534,944	68,946	$259	$17,870,759

	Six Months Ended June 30,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	274,804	$5	$1,368,207	167,752	$5	$799,298
Total	274,804	$5	$1,368,207	167,752	$5	$799,298

As can be seen from the above, the number of “regular breeder hogs” and “black market hogs” sold decreased 27% and 25% in the year over year period. As the average price per hog decreased 3% and 28%, respectively, our revenues from the sale of regular breeder hogs and black market hogs decreased $609,761 and $3,846,094. As also can be seen from the above, during the six months ended June 30, 2017 the number of regular market hogs sold slightly increased from the number sold in 2016, but the average price per hog decreased 32% year over year.

Starting in the fourth quarter of 2016, hog prices in China began a downtrend cycle mainly as a result of increasing numbers of large state owned companies and Chinese publicly listed companies engaged in the hog farming industry which brought pressure on hog and pork prices and inflated feed supply costs. We anticipate that the growth in the number of large well capitalized farms will increase competitive pressures on small and mid-size hog farms. As the result, the numbers of small or mid-size hog farms may be reduced which directly affects the demands for our breeder hogs. In addition, the 2016 flood brought significant damage to the area where hogs are raised in Enshi from which the local farmers have not recovered which continued to limit the number of black market hogs available for sale.

During the six months ended June 30, 2017, 274,804 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 64% increase from the comparable period of the prior year. This increase in volume coupled with stable prices for specialty pork products resulted in a 71% year over year increase in our revenues.

Cost of goods sold. For the six months ended June 30, 2017, cost of goods sold was $11,130,023 as compared to $14,390,715 for the same period of 2016, a decrease of $3,260,692, or 22.66%. The decrease in cost of goods sold primarily results from lower sale volume during the period, which was partly offset by increased feed costs.

Profit Margins. Our gross margin decreased to 14% in the six months ended June 30, 2017 from 23% in 2016. Our gross profit was $1,773,128 for 2017 as compared to $4,279,342 for 2016. This decrease in our gross profit reflected a decrease in gross profit of approximately $2.8 million in our Hog Farming segment, especially in our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 11% and 33%, respectively, in the first six months of 2017 as compared to 23% and 25% in the comparable period of 2016. The reduction in our gross margin from our Hog Farming segment was due to the increase in the numbers of large regular market hogs, over 100 kilograms per hog, sold during the period coupled with a decrease in the number of breeder hogs sold. Large hogs normally require more feed to maintain their daily diet and are sold to pork dealers directly. During the first half year of 2017, we sold more large regular market hogs to pork dealers than the same period in 2016. However, the reduced sale prices of regular market hogs and increased feed costs for maintaining large market hogs caused our gross margin to decrease. The improvement in our gross profit from the Retail segment was primarily the result of higher sale prices charged to our new customer and an increase in sales volume.

Expenses. Selling, general and administrative expenses decreased by $386,938 during the six months ended June 30, 2017 as compared to 2016. The decrease was primarily the result of cost control over employee payrolls.

Net Other Income. We had net other income of $13,705 during the six months ended June 30, 2017, compared to $150,114 in the same period of 2016, a decrease of $136,409, which was primarily due to an increase of $72,817 in interest expense.

Income Taxes. As an agricultural business, we are exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income. Our net income for the first six months of 2017 and 2016 was $97,516 and $330,997, respectively. Our net income from continuing operations, our Hog Farming segment, showed significant recession with a decrease of $2.5 million year over year. However, at the same time, we saw a continuing improvement of $300,000 from our Retail segment. The operating results of our discontinued operations, Hang-ao, generated a significant net loss of $2,022,204 in the first half year of 2016.

Comparison of the Results of Operations for the Three Months Ended June 30, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended June 30,			Percentage of
	2017	2016	Net Change	Change
Revenues	$6,222,160	$9,610,789	$(3,388,629)	(35.26%)
Cost of goods sold	5,387,139	7,431,963	(2,044,824)	(27.51%)
Gross profit	835,021	2,178,826	(1,343,805)	(61.68%)
Selling, general and administrative expenses	779,609	1,030,032	(250,423)	(24.31%)
Income from operations	55,412	1,148,794	(1,093,382)	(95.18%)
Interest income, net	7,845	59,606	(51,761)	(86.84%)
Other income, net	1,165	8,206	(7,041)	(85.80%)
Total other income	9,010	67,812	(58,802)	(86.71%)
Income before income taxes	64,422	1,216,606	(1,152,184)	(94.70%)
Income taxes	-	-	-	n/a
Net income	$64,422	$1,216,606	$(1,152,184)	(94.70%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended June 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended June 30, 2017
	Hog Farming	Retail	Total
Revenues	$5,561	$661	$6,222
Cost of goods sold	$4,951	$436	$5,387
Gross profit	$610	$225	$835
Gross margin %	11%	34%	13%

	Three Months Ended June 30, 2016
	Hog Farming	Retail	Total
Revenues	$9,232	$379	$9,611
Cost of goods sold	$7,146	$286	$7,432
Gross profit	$2,086	$93	$2,179
Gross margin %	23%	25%	23%

Revenues. For the three months ended June 30, 2017, we had revenues of $6,222,160, as compared to revenues of $9,610,789 for the same period of 2016. Our revenues decreased by $3,388,629 or approximately 35.26%. This reduction in revenues reflected the impacts from the ongoing weak demand for the regular breeder hogs, which also reduces prices for regular hogs and black hogs, and the reduction in number of black hogs available for sale after the 2016 flood damage.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended June 30, 2017 and 2016.

Sales by Products

	Three Months Ended June 30,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	3,344	$247	$826,779	4,096	$253	$1,037782
Market Hogs– regular hogs	17,924	$144	2,581,789	15,960	$240	3,826,175
Market Hogs– black hogs	10,911	$197	2,152,837	13,778	$317	4,367,740

Total	32,179	$173	$5,561,405	33,834	$273	$9,231,697

	Three Months Ended June 30,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	138,123	$5	$660,755	80,368	$5	$379,092
Total	138,123	$5	$660,755	80,368	$5	$379,092

As can be seen from the above, the number of “regular breeder hogs” and “black market hogs” decreased 18% and 21% in the year over year period. As the average price per hog decreased 2% and 38%, respectively, our revenues from the sale of regular breeder hogs and black market hogs decreased $211,003 and $2,214,903. As also can be seen from the above, during the three months ended June 30, 2017 the number of regular market hogs sold increased 12% from the number sold in 2016, but the average price per hog decreased 38% year over year.

During the three months ended June 30, 2017, 138,123 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 72% increase from the comparable period of the prior year. This increase in volume coupled with stable prices for specialty pork products resulted in a 74% year over year increase in our revenues.

Cost of goods sold. For the three months ended June 30, 2017, cost of goods sold was $5,387,139 as compared to $7,431,963 for the same period of 2016, a decrease of $2,044,824, or 27.51%. The decrease in cost of goods sold primarily results from lower sale volume during the period, which was partly offset by increased feed costs.

Profit Margins. Our gross margin decreased to 13% in the three months ended June 30, 2017 from 23% in 2016. Our gross profit was $835,021 for 2017 as compared to $2,178,826 for 2016. This decrease in our gross profit reflected a decrease in gross profit of approximately $2.8 million at our Hog Farming segment, especially in the sale of our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 11% and 34%, respectively, in the second quarter of 2017 as compared to 23% and 25% in the comparable period of 2016. The reduction in our gross margin from our Hog Farming segment was due to the increase in the number of large regular market hogs, over 100 kilograms per hog, sold during the period coupled with a decrease in the number of breeder hogs sold. Large hogs normally require more feed to maintain their daily diet and are sold to pork dealers directly. Since the beginning of 2017, we sold more large regular market hogs to pork dealers than the same period in 2016. However, the reduced sale prices of regular market hogs and increased feed costs for maintaining large market hogs caused our gross margin to decrease. The improvement in our gross profit from the Retail segment was primarily the result of higher sale prices charged to our new customer and an increase in the sale volume.

Expenses. Selling, general and administrative expenses decreased by $250,423 in the second quarter of 2017 as compared to 2016. The decrease was primarily the result of cost control over employee payrolls.

Net Other Income. We had net other income of $9,010 during the three months ended June 30, 2017, compared to $67,812 in the second quarter of 2016, a decrease of $58,802, which was primarily due to an increase of $35,263 in interest expense.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income. Our net income for the second quarter of 2017 and 2016 was $64,422 and $605,189, respectively. Our net income from continuing operations, our Hog Farming, showed significant recession with a decrease of $1.3 million year over year. The operating results of our discontinued operations, Hang-ao, generated a net loss of $611,417 in the second quarter of 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2017 our working capital was $60,203,830 as compared to $57,497,640 at December 31, 2016. These funds are deposited in financial institutions located as follows:

	June 30, 2017		December 31, 2016
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	57,891,099	100%	54,458,026	100%
	$57,891,099	100%	$54,458,026	100%

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$2,641,278	$7,253,088
Net cash used in investing activities	—	(3,002,759)
Net cash used in financing activities	(581,805)	(306,027)
Exchange rate effect on cash	1,373,600	(1,159,599)
Net cash inflow	$3,433,073	$2,784,703

Cash Provided by Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2017 totaled $2,641,278. Cash flow pertaining to operating activities benefited from depreciation and amortization of $1.4 million, amortization of prepaid expenses and long-term prepaid expenses of $94,422 and $51,606, a decrease in inventory of $892,224, partially offset by a decrease of $2.3 million at our net income.

Cash from operating activities for the six months ended June 30, 2016, mainly consisted of the net income generated by our continuing operations of $2,353,201, supplemented by non-cash expenses of depreciation and amortization of $1.2 million, amortization of prepaid expenses and long-term prepaid expenses of $249,698 and $53,997, a loss of $427,071 from the disposal of biological assets, a decrease of $2,764,344 in inventories and a decrease of $182,316 in accounts receivable. In addition, we also reported net cash of $41,000 used in operating activities from discontinued operations.

Cash Provided by (Used in) Investing Activities

No cash was used or generated in our investment activities during the first half of 2017.

Net cash used in investing activities for the six months ended June 30, 2016 totaled $3,002,759 related to purchases of new equipment for hog farms.

Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $581,805. This was comprised of $2,618,122 of repayments of short-term loans partially offset by proceeds of $2,036,317 from our new short-term loans.

For the six months ended June 30, 2016, net cash used in financing activities was $306,027. This was comprised of a decrease of $9,180,826 in restricted cash, proceeds of $2,754,248 from our new short-term loans, and $12,241,101 of repayments of bank acceptance notes. The restricted cash was collateral for our bank acceptance notes.

Commitments for Capital Expenditures

Our anticipated capital requirements for the next twelve months relate to purchasing breeder hogs as well as additional investment in our retail segment to expand our marketing and distribution channels. We also expect to incur modest expenses in maintaining our hog farms. We believe that our cash flow from operations will besufficient to meet our anticipated cash requirements for the next twelve months.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,066	$2,066	$—	$—	$—
Others	—	—	—	—	—
	$2,066	$2,066	$—	$—	$—

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

Inventories

Inventories, consisting principally of our hogs held for sale, are stated at the lower of cost, as determined by the weighted-average method, or market. We compare the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance.The price of hogs could fluctuate upward or downward. If prices were to decrease below the amounts we use in determining the carrying value of our inventory, any profit we might achieve on the sale of our inventories would be less than anticipated. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

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

Biological assets consist primarily of hogs purchased or selected from the our own production for breeding and farrowing.The costs to purchase and cultivate breeding hogs and the expenditures related to labor and materials to feed breeding hogs until they become commercially productive and breedable are capitalized. When breeding hogs are entered into breeding and farrowing, amortization of the costs incurred until they became commercially productive commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value, currently $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

We carry intangible assets at cost less accumulated amortization. In accordance with US GAAP, we examine the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We compute amortization using the straight-line method over the 50 year life of the land use rightsand 10 year life of acquired distribution network.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We generate revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers.

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers, is usually received at the time the hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

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

Item3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

Aoxin Tianli Group, INC.

August 14, 2017	By:	/s/Luchang Zhou
Luchang Zhou Chief Executive Officer

August 14, 2017	By:	/s/Qinyu Liu
Qinyu Liu Chief Financial Officer (Principal Financial and Accounting Officer)