Form 10-Q
period 2017-09-30
RENMIN TIANLI GROUP, INC.
filed 2017-11-13
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 001-34799

RENMIN TIANLI GROUP, INC.

(Formerly known as Aoxin Tianli Group, Inc.)

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite K, 12thFloor, Building A, Jiangjing Mansion

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2017, the Registrant had outstanding 7,983,745 shares of common stock, par value $0.004 per share.

RENMIN TIANLI GROUP, INC.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS “AOXIN TIANLI GROUP, INC.”)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$60,390,668	$54,458,026
Accounts receivable	87,278	60,283
Inventories	5,334,098	5,506,085
Advances to suppliers	—	1,129,477
Prepaid expenses	9,102	112,676
Other receivables	303,681	293,377
Total Current Assets	66,124,827	61,559,924

Long-term prepaid expenses, net	1,254,019	1,196,989
Plant and equipment, net	20,312,898	21,113,840
Biological assets, net	1,947,494	1,901,744
Intangible assets, net	2,360,303	2,403,637

Total Assets	$91,999,541	$88,176,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,109,419	$2,591,793
Accounts payable and accrued payables	16,265	5,327
Other payables	1,363,980	1,465,164
Total Current Liabilities	3,489,664	4,062,284

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,983,745 shares issued and outstanding as of September 30, 2017 and 7,988,245 shares issued and outstanding as of December 31, 2016)	31,934	31,952
Additional paid in capital	61,395,579	61,395,561
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	27,318,307	26,835,585
Accumulated other comprehensive income	(2,652,590)	(6,565,895)
Total Stockholders' Equity	88,509,877	84,113,850
Total Liabilities and Stockholders' Equity	$91,999,541	$88,176,134

See accompanying notes to unaudited consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS “AOXIN TIANLI GROUP, INC.”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$6,790,580	$7,841,371	$19,693,731	$26,511,428
Cost of goods sold	5,656,305	6,983,613	16,786,328	21,374,328
Gross profit	1,134,275	857,758	2,907,403	5,137,100

Operating expenses:
General and administrative expenses	686,415	843,205	2,219,404	2,701,269
Selling expenses	81,845	104,702	238,173	322,893
Total operating expenses	768,260	947,907	2,457,577	3,024,162

Income (loss) from operations	366,015	(90,149)	449,826	2,112,938

Other income (expense):
Interest income	17,991	1,422	29,660	142,871
Flood damange	—	(1,695,338)	—	(1,695,338)
Other income	1,200	1,005	3,236	9,670
Total other income (expense)	19,191	(1,692,911)	32,896	(1,542,797)

Income (loss) before income taxes	385,206	(1,783,060)	482,722	570,141

Income taxes	—	—	—	—
Net income (loss) from continuing operations	385,206	(1,783,060)	482,722	570,141

Discontinued operations:
Loss from operations of discontinued component, net of taxes	—	(1,050,327)	—	(3,072,531)

Net income (loss)	385,206	(2,833,387)	482,722	(2,502,390)
Net loss attributable to noncontrolling interest	—	126,040	—	368,704
Net income (loss) attributable to Renmin Tianli Group Inc. common stockholders	385,206	(2,707,347)	482,722	(2,133,686)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	1,832,853	(327,849)	3,913,305	(2,463,136)

Comprehensive income (loss)	$2,218,059	$(3,035,196)	$4,396,027	$(4,596,822)

Earnings (loss) per share attributable to Renmin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	7,983,745	7,988,000	7,984,995	8,134,208

Continuing operations - Basic & diluted	$0.05	$(0.22)	$0.06	$0.07
Discontinued operations - Basic & diluted	$—	$(0.13)	$—	$(0.38)

See accompanying notes to unaudited consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS “AOXIN TIANLI GROUP, INC.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$482,722	$570,141
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,183,253	2,038,110
Amortization of prepaid expenses	126,250	379,683
Amortization of long-term prepaid expenses	78,283	80,878
Stock-based compensation	6,023	18,069
Fire damage	—	22,319
Flood damage	—	1,695,338
Destructured inventories from floods	—	504,278
Destrictured biological assets from floods	—	164,837
Loss from disposal of biological assets	75,954	530,366
Changes in operating assets and liabilities:
Accounts receivable	(23,623)	100,259
Inventories	1,042,803	3,959,585
Prepaid expenses	(27,247)	(188,329)
Other receivables	3,236	(1,679)
Long-term prepaid expenses	(79,712)	(725)
Accounts payable and accrued payables	10,436	37,544
Other payables	36,784	70,671
Total adjustments	3,432,440	9,411,204
Net cash provided by operating activities from continuing operations	3,915,162	9,981,345
Net cash provided by operating activities from discontinued operations	—	6,401
Net cash provided by operating activities	3,915,162	9,987,746

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	—	(106,379)
Purchase of plant and equipment	—	(2,988,644)
Net cash used in investing activities from continuing operations	—	(3,095,023)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	—	(3,095,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from banks	—	9,118,236
Proceeds from short-term loans	2,059,338	2,735,471
Repayment of short-term loans	(2,647,721)	(12,157,648)
Net cash used in financing activities from continuing operations	(588,383)	(303,941)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(588,383)	(303,941)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,605,863	(1,524,182)

NET INCREASE IN CASH	5,932,642	5,064,600

CASH, BEGINNING OF PERIOD	54,458,026	49,656,897

CASH, END OF PERIOD	$60,390,668	$54,721,497

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$100,166	$38,626
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Inventories received from prior year prepayments	$1,153,850	$6,101,038
Inventories transferred to biological assets	$528,487	$1,230,592
Cancelation of shares related to Hang-ao acquisition	$—	$1,047
Cancelation of shares related to employees' compensation	$18	$361,080

See accompanying notes to unaudited consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Renmin Tianli Group, Inc. (referred to herein as “Renmin Tianli,” formerly Aoxin Tianli Group, Inc.); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”) formerly known as Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.; WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), which had been controlled by WFOE through a series of contractual control agreements which were terminated on July 2, 2014, when WFOE acquired 100% of the equity interest of Fengze; and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). As a result of the completion of the transaction, OV Orange became a 95% owned subsidiary of the Company, with the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company entered into equity transfer agreements for the sale of its 95% equity interest in OV Orange for a selling price of RMB 47.5 million ($7.3 million). The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million). All of Renmin Tianli’s operations are conducted by Fengze and Tianzhili. Fengze and Tianzhili’s results of operations are consolidated into those of Renmin Tianli. The results of operations of Hang-ao and OV Orange are reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, Hang-ao, and OV Orange are sometimes referred to as the “subsidiaries”. Renmin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Renmin Tianli was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company under the name Tianli Agritech, Inc. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates seven production farms in Wuhan area and one in Enshi Area, within Hubei Province, People’s Republic of China (“PRC”). Renmin Tianli’s wholly-owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Renmin Tianli does not own any assets or conduct any operations.

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

On June 6, 2014, WFOE changed its name from “Wuhan Fengxing Agricultural Science and Technology Development Co., Ltd.” to “Wuhan Aoxin TianliEnterprise Investment Management Co., Ltd.” and entered into a share purchase agreement with Fengze’s Principal Stockholders whereby WFOE acquired 100% of the equity interest of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change, it was declared effective by the Wuhan Administrator for Industry & Commerce and WFOE became the holder of 100% of the equity interest of Fengze, and Fengze effectively became a wholly-owned subsidiary of the Company.

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

On July 15, 2014, the Company acquired Hang-ao. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Renmin Tianli.  On December 23, 2016, the Company entered into equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

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

Principles of Consolidation

The Company consolidated the financial results of its wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, and for the periods prior to their sales, Hang-ao and OV Orange. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of September 30, 2017 and December 31, 2016, balances in banks in the PRC were $60,390,668 and $54,458,026, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management did not accrue any allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost, as determined by the weighted-average method, or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company did not record any inventory reserve at September 30, 2017 and December 31, 2016, respectively.

Prepaid Expenses

Prepaid expenses at September 30, 2017 and December 31, 2016 totaled $9,102 and $112,676, respectively, and includes prepayments to suppliers for services that had not yet been provided to the Company. The Company recognizes prepayments as expense as suppliers provide services, in compliance with its accounting policy. For the three months ended September 30, 2017 and 2016, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $31,828 and $129,985, respectively. For the nine months ended September 30, 2017 and 2016, the amortization expense from the prepaid expenses were $126,250 and $379,683, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped. The Company recognizes prepayments as inventory or expense as suppliers make delivery of goods in compliance with its accounting policy. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at September 30, 2017 and December 31, 2016 totaled $0 and $1,129,477, respectively, which represented prepayments to the Company’s feed suppliers. Management did not accrue any allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2017 and 2016, the Company did not record impairment charges against its plant and equipment.

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

The carrying values of cash, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

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

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was engaged in the retail business. As of September 30, 2017 and December 31, 2016, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2017 and December 31, 2016.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. However, according to the EIT, companies that are engaged in the agricultural business and primary processing of agricultural products are exempt from the 25% enterprise income tax. The Company’s operations in breeding, raising, and selling hogs for use in Chinese pork meat production and hog breeding, are exempt from the Chinese income tax. Renmin Tianli is incorporated in the British Virgin Islands. Under the current tax laws of the British Virgin Islands, the Company is not subject to income taxes.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine month periods ended September 30, 2017 and 2016.

Foreign Currency Translation

As of September 30, 2017 and December 31, 2016, the accounts of Renmin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.637 and RMB 6.945 per US dollar as of September 30, 2017 and December 31, 2016, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2017 and 2016, the transactions of Renmin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.798 and RMB 6.5405 per US dollar for the nine months ended September 30, 2017 and 2016, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

The standard will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems. It anticipate this standard will have a material impact on its consolidated balance sheets. However, the Company does not expect adoption will have a material impact on its consolidated income statements. While the Company is continuing to assess potential impacts of the standard, it currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. ROU assets and lease liabilities for operating leases are expected to increase upon the Company’s adoption of the new standard primarily due to the impact of the change in accounting for the land on which its hog farms are located which is leased from the third parties.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The standard will be effective for the Company beginning January 1, 2018, with early adoption permitted as of the original effective date of July 1, 2017. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Reclassification

Certain prior year balances were reclassified to conform to the current year's presentation with consideration of reflecting two of the Company’s subsidiaries, Hang-ao and OV Orange, as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Acquisitions

On July 15, 2014, the Company acquired Hang-ao, a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 common shares of Renmin Tianli. Hang-ao, at the time of the acquisition, was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. The acquisition agreement includes a three year “earn out payment” provision which requires Hang-ao to reach certain levels of net income for the years 2014, 2015, and 2016 for the sellers to retain the 261,750 common shares of Renmin Tianli. The net income targets are RMB 4.5 million ($733,000), RMB 9 million ($1.5 million), and RMB 15 million ($2.4 million) for the years 2014, 2015, and 2016.

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

Before Renmin Tianli acquired OV Orange, 45% of OV Orange’s equity interest was held by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, formerly the Chairman of Renmin Tianli. Therefore, the acquisition of OV Orange is a related party transaction and the discount of $2,703,232 from this bargain purchase was recorded as part of additional paid-in capital.

Deconsolidation

On December 29, 2015, the Company sold 95% of OV Orange’s equity interest for $7,317,036 in cash. Renmin Tianli recognized a gain of $2,144,226 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$7,317,036
Disposed assets and liabilities:
Cash	65,446
Current assets	2,202,581
Long-term prepaid expenses	1,103,974
Fixed assets and construction in progress	925,524
Intangible assets	2,190,288
Liabilities	(1,315,003)
5,172,810
Gain from disposal of subsidiaries, net of income tax	$2,144,226

On December 23, 2016, the Company sold 88% of Hang-ao’s equity interest for $3,913,894 in cash. Renmin Tianli recognized a gain of $70,820 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,913,894
Disposed assets and liabilities:
Cash	17
Current assets	1,554,722
Fixed assets	4,581,775
Intangible assets	—
Liabilities	(2,293,440)
3,843,074
Gain from disposal of subsidiaries, net of income tax	$70,820

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2017	2016
Accounts receivable	$87,278	$60,283
Less: Allowance for doubtful accounts	—	—
	$87,278	$60,283

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the nine months ended September 30, 2017 and 2016, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials—hogs	$485,473	$859,161
Work in process—biological assets	2,489,350	2,269,269
Infant hogs	2,359,275	2,377,655
Less: inventory reserve	—	—
	$5,334,098	$5,506,085

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2017 and December 31, 2016, the Company did not write down the value of its inventories. For the nine months ended September 30, 2017 and 2016, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of September 30, 2017 and December 31, 2016, advances to suppliers amounted to $0 and $1,129,477, respectively, which represented prepayments to the Company’s feed suppliers. During the nine months ended September 30, 2017 and 2016, the Company did not report bad debt expense over its advances to suppliers.

NOTE 6—OTHER RECEIVABLES

At September 30, 2017 and December 31, 2016, the Company reported other receivables of $303,681 and $293,377, respectively, including no allowance for doubtful receivables. The balances as of September 30, 2017 and December 31, 2016 included a deposit of $301,346 and $287,977 to a professional loan guarantee service company for short-term bank loans. During the nine months ended September 30, 2017 and 2016, the Company reported no bad debt expense.

NOTE 7—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Prepaid rental expenses	$1,815,994	$1,735,431
Less: Accumulated amortization	(561,975)	(538,442)
	$1,254,019	$1,196,989

Amortization expense for the three months ended September 30, 2017 and 2016 was $26,677 and $26,881, respectively. For the nine month periods in 2017 and 2016, the amortization expenses was $78,283 and $80,878, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $104,378 per annum.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Buildings	$27,133,347	$25,929,635
Vehicles	442,297	422,675
Office equipment	470,448	449,578
Production equipment	5,149,328	4,920,889
	33,195,420	31,722,777
Less: Accumulated depreciation	(12,882,522)	(10,608,937)
	$20,312,898	$21,113,840

a)	Depreciation expense was $589,717 and $619,173 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the depreciation expense was $1,738,810 and $1,809,176, respectively.

b)	Flood damage

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

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2017	2016
Breeding hogs	$2,983,591	$2,777,870
Less: Accumulated amortization	(1,036,097)	(876,126)
	$1,947,494	$1,901,744

As of September 30, 2017 and December 31, 2016, $301,063 and $424,524 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended September 30, 2017 and 2016 was $187,531 and $64,696, respectively. For the nine months ended September 30, 2017 and 2016, the amortization was $494,056 and $325,400, respectively.

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

Intangible assets at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Land use rights	$1,597,402	$1,526,537
Distribution network	1,786,599	1,707,340
Less: Accumulated amortization	(1,023,698)	(830,240)
	$2,360,303	$2,403,637

Amortization expense for the three month periods ended September 30, 2017 and 2016 was $56,330 and $56,409, respectively. For the nine month periods ended September 30, 2017 and 2016, the amortization expense was $151,238 and $156,251, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2017 (remaining)	$69,792
2018	$221,030
2019	$221,030
2020	$221,030
2021	$221,030
Thereafter	$1,406,391

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,597,402	$—	$1,597,402
Distribution network	—	1,786,599	1,786,599
Less: accumulated amortization	(413,276)	(610,422)	(1,023,698)
Balance as of September 30, 2017	$1,184,126	$1,176,177	$2,360,303

	Hog Farming	Retail	Total
Land use rights	$1,526,537	$—	$1,526,537
Distribution network	—	1,707,340	1,707,340
Less: accumulated amortization	(360,722)	(469,518)	(830,240)
Balance as of December 31, 2016	$1,165,815	$1,237,822	$2,403,637

NOTE 11—SHORT-TERM LOANS

As of September 30, 2017 and December 31, 2016, the short-term loans are as follows:

	September 30, 2017	December 31, 2016
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$—	$1,151,908
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	—	1,439,885
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,054,709	—
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,054,710	—
	$2,109,419	$2,591,793

In the second quarter of 2016, the Company paid $67,906 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. No such payment was made during the nine months ended September 30, 2017. As of December 31, 2016, the Company also made a cash deposit of $287,977 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 12—OTHER PAYABLES

Other payables at September 30, 2017 and December 31, 2016 were $1,363,980 and $1,465,164, respectively. Included in other payables as of September 30, 2017 and December 31, 2016 were mainly deposit payables of $1,316,980 and $1,455,165 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2017 and December 31, 2016, deposits from farmers were $1,316,980 and $1,455,165, respectively.

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

The amortization of deposit payables for the three months ended September 30, 2017 and 2016 was $68,655 and $48,464. For the nine months ended September 30, 2017 and 2016, respectively, the amortization expense was $200,851 and $252,717. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2017	$267,801
2018	$267,801
2019	$267,801
2020	$267,801
2021	$267,801
Thereafter	$24,975

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

NOTE 14—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of September 30, 2017 and December 31, 2016, it had 7,983,745 and 7,988,245 shares outstanding, respectively.

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

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the three months ended September 30, 2017 and 2016, the Company reported an amortization expense of $2,008 and $6,023, respectively. For the nine month periods ended September 30, 2017 and 2016, the amortization expense was $6,023 and $18,069, respectively.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vested in December 2016. The Company will recognize the compensation cost over the employees’ service period. Prior to September 30, 2017, 4 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares and 4,500 shares were canceled on March 8, 2016 and March 13, 2017, respectively. For the nine months ended September 30, 2017, the Company reported no amortization expense. The amortization expense was $207,975 for the nine months ended September 30, 2016.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options and warrants outstanding as of September 30, 2017 and December 31, 2016 and the activity during the nine months ended September 30, 2017.

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2017	15,750	$10.00
Exercisable at September 30, 2017	15,750	$10.00

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

The weighted average remaining contractual life for the options is 4 years. The market value of the Company’s common stock was $2.37 and $3.62 as of September 30, 2017 and December 31, 2016, respectively. The intrinsic value of the outstanding options as of September 30, 2017 and December 31, 2016 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,416,647 as of September 30, 2017 and December 31, 2016.

Credit risk and major customers

As of September 30, 2017 and December 31, 2016, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the three months and nine months ended September 30, 2017 and 2016, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2017 and December 31, 2016.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years. As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2017 and 2016 was $71,612 and $56,205, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2017 under all non-cancelable leases for years ending December 31:

Operating Leases
2017 (remaining)	$23,687
2018	$50,619
2019	$50,619
2020	$50,619
2021	$50,619
Thereafter	$1,225,904

NOTE 17—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of September 30, 2017, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months and nine months ended September 30, 2017 and 2016 is set forth below. The results of operations of Hang-ao and OV Orange are reflected as discontinued operations in the Company’s consolidated financial statements.

Nine Months Ended September 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$17,742,045	$1,951,686	$19,693,731
Inter-segment revenues	—	—	—
Revenues from external customers	$17,742,045	$1,951,686	$19,693,731
Segment income	$658,940	$334,693	$993,633
Unallocated corporate loss			(510,911)
Income before income taxes from continuing operations			482,722
Income taxes			—
Net income			$482,722
Other segment information:
Depreciation and amortization	$2,041,421	$141,832	$2,183,253

Nine Months Ended September 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$25,196,557	$1,314,871	$26,511,428
Inter-segment revenues	—	—	—
Revenues from external customers	$25,196,557	$1,314,871	$26,511,428
Segment income (loss)	$1,210,836	$(66,375)	$1,144,461
Unallocated corporate loss			(574,320)
Income before income taxes from continuing operations			570,141
Income taxes			—
Net income from continuing operations			570,141
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(3,072,531)
Gain from disposal of discontinued component, net of income taxes			—
Net loss			$(2,502,390)
Other segment information:
Depreciation and amortization	$1,878,378	$159,732	$2,038,110

Three Months Ended September 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$6,207,101	$583,479	$6,790,580
Inter-segment revenues	—	—	—
Revenues from external customers	$6,207,101	$583,479	$6,790,580
Segment income	$400,738	$81,531	$482,269
Unallocated corporate loss			(97,063)
Income before income taxes from continuing operations			385,206
Income taxes			—
Net income			$385,206
Other segment information:
Depreciation and amortization	$720,220	$44,703	$764,923

Three Months Ended September 30, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$7,325,798	$515,573	$7,841,371
Inter-segment revenues	—	—	—
Revenues from external customers	$7,325,798	$515,573	$7,841,371
Segment loss	$(1,561,975)	$(7,522)	$(1,569,497)
Unallocated corporate loss			(213,563)
Loss before income taxes from continuing operations			(1,783,060)
Income taxes			—
Net loss from continuing operations			(1,783,060)
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(1,050,327)
Gain from disposal of discontinued component, net of income taxes			—
Net loss			$(2,833,387)
Other segment information:
Depreciation and amortization	$785,841	$57,553	$843,394

Condensed financial status with respect to these reportable business segments as of September 30, 2017 and December 31, 2016 is as follows:

As of September 30, 2017	Hog Farming	Retail	Consolidated
Total segment assets	$90,561,632	$1,431,148	$91,992,780
Other unallocated corporate assets			6,761
			$91,999,541
Other segment information:
Expenditures for segment assets	$—	$—	$—

As of December 31, 2016
Total segment assets	$86,647,382	$1,459,273	$88,106,655
Other unallocated corporate assets			69,479
			$88,176,134
Other segment information:
Expenditures for segment assets	$2,960,399	$—	$2,960,399

NOTE 18—DISCONTINUED OPERATIONS

Discontinued operations primarily included our servo-valve business and our security and protection business which were conducted via two of our disposed subsidiaries, Hang-ao and OV Orange. Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

During the fourth quarter of 2015, the Company determined to sell two of its subsidiaries, Hang-ao and OV Orange. Subsequently, on December 23, 2016 and December 29, 2015, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao and 95% equity interest in OV Orange for purchase prices of RMB 26 million ($3.9 million) and RMB 47.5 million ($7.3 million), respectively. The equity transfer agreement for the sale of OV Orange was completed with the former shareholders of OV Orange, Mr. Jin Wu, Ms. Lina Deng, and Mr. Deming Liu. The equity transfer agreement for the sale of Hang-ao was completed with Zhongbicheng Holdings Co., Ltd.

Financial Information for Discontinued Operations

As of September 30, 2017 and December 31, 2016, the Company reported no assets and liabilities held for its discontinued operations. The results of operations from the discontinued operations for the three months and nine months ended September 30, 2016 were listed as follow:

	For the Nine Months Ended September 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$44,283	$—	$44,283
Costs and expenses	3,116,814	—	3,116,814
Loss before taxes	(3,072,531)	—	(3,072,531)
Income taxes	—	—	—
Loss from discontinued operations, net of taxes	$(3,072,531)	$—	$(3,072,531)

Disposal
Gain on disposal before income taxes	$—	$—	$—
Income taxes	—	—	—
Gain on disposal, net of income taxes	$—	$—	$—

Loss from discontinued operations, net of taxes	$(3,072,531)	$—	$(3,072,531)

	For the Three Months Ended September 30, 2016
	Hang-ao	OV Orange	Total
Operations
Revenues and other incomes	$8,765	$—	$8,765
Costs and expenses	1,059,092	—	1,059,092
Loss before taxes	(1,050,327)	—	(1,050,327)
Income taxes	—	—	—
Loss from discontinued operations, net of taxes	$(1,050,327)	$—	$(1,050,327)

Disposal
Gain on disposal before income taxes	$—	$—	$—
Income taxes	—	—	—
Gain on disposal, net of income taxes	$—	$—	$—

Loss from discontinued operations, net of taxes	$(1,050,327)	$—	$(1,050,327)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The results of operations of Hang-ao, were reclassified as discontinued operations in the Company’s financial statements for the three months and nine months ended September 30, 2017 and 2016 based on the Company’s decision to focus on the hog industry and the sale of Hang-ao on December 23, 2016.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For the Nine Months Ended September 30,			Percentage of
	2017	2016	Net Change	Change
Revenues	$19,693,731	$26,511,428	$(6,817,697)	(25.72%)
Cost of goods sold	16,786,328	21,374,328	(4,588,000)	(21.47%)
Gross profit	2,907,403	5,137,100	(2,229,697)	(43.40%)
Selling, general and administrative expenses	2,457,577	3,024,162	(566,585)	(18.74%)
Income from operations	449,826	2,112,938	(1,663,112)	(78.71%)
Interest income, net	29,660	142,871	(113,211)	(79.24%)
Flood damage	—	(1,695,338)	1,695,338	(100%)
Other income, net	3,236	9,670	(6,434)	(66.54%)
Total other income (expense)	32,896	(1,542,797)	1,575,693	(102.13%)
Income before income taxes	482,722	570,141	(87,419)	(15.33%)
Income taxes	—	—	—	n/a
Net income	$482,722	$570,141	$(87,419)	(15.33%)

The following table sets forth information as to the gross margin for our two business segments for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Nine Months Ended September 30, 2017
	Hog Farming	Retail	Total
Revenues	$17,742	$1,952	$19,694
Cost of goods sold	$15,483	$1,304	$16,787
Gross profit	$2,259	$648	$2,907
Gross margin %	13%	33%	15%

	Nine Months Ended September 30, 2016
	Hog Farming	Retail	Total
Revenues	$25,196	$1,315	$26,511
Cost of goods sold	$20,380	$994	$21,374
Gross profit	$4,816	$321	$5,137
Gross margin %	19%	24%	19%

Revenues. For the nine months ended September 30, 2017, we had revenues of $19,693,731, as compared to revenues of $26,511,428 for the same period of 2016. Our revenues decreased by $6,817,697 or approximately 25.72%. This reduction in revenues is continuing to reflect the impact from the ongoing weak demand for regular breeder hogs, which also reduces prices for regular hogs and black hogs, and the reduction in the number of black hogs available for sale after the 2016 flood damage.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the nine months ended September 30, 2017 and 2016.

Sales by Products

	Nine Months Ended September 30,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	10,143	$248	$2,519,057	12,096	$251	$3,042,039
Market Hogs– regular hogs	54,694	$154	8,441,742	46,119	$227	10,457,753
Market Hogs– black hogs	32,573	$208	6,781,246	41,231	$284	11,696,765

Total	97,410	$182	$17,742,045	99,446	$253	$25,196,557

	Nine Months Ended September 30,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	395,835	$5	$1,951,686	276,142	$5	$1,314,871
Total	395,835	$5	$1,951,686	276,142	$5	$1,314,871

As can be seen from the above, the number of “regular breeder hogs” and “black market hogs” sold decreased 16% and 21% in the year over year period. As the average price per hog decreased 1% and 27%, respectively, our revenues from the sale of regular breeder hogs and black market hogs decreased $522,982 and $4,915,519. As also can be seen from the above, during the nine months ended September 30, 2017 the number of regular market hogs sold increased 19% from the number sold in 2016, but the average price per hog decreased 32% year over year.

Starting in the fourth quarter of 2016, hog prices in China began a downtrend cycle mainly as a result of increasing numbers of large state owned companies and Chinese publicly listed companies engaged in the hog farming industry which brought pressure on hog and pork prices and inflated feed supply costs. We anticipate that the growth in the number of large well capitalized farms will increase competitive pressures on small and mid-size hog farms. As a result, the numbers of small or mid-size hog farms may be reduced which directly affects the demands for our breeder hogs. In addition, the 2016 flood brought significant damage to the area where hogs are raised in Enshi from which the local farmers have not recovered which continued to limit the number of black market hogs available for sale.

During the nine months ended September 30, 2017, 395,835 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 43% increase from the comparable period of the prior year. This increase in volume coupled with stable prices for specialty pork products resulted in a 48% year over year increase in our revenues.

Cost of goods sold. For the nine months ended September 30, 2017, cost of goods sold was $16,786,328 as compared to $21,374,328 for the same period of 2016, a decrease of $4,588,000, or 21.47%. The decrease in cost of goods sold primarily results from lower sales volume during the period, which was partly offset by increased feed costs. In addition, large hogs normally require more feed to maintain their daily diet and are sold to pork dealers directly. To efficiently control our production costs during the downtrend cycle, we sold our regular market hogs at younger ages which can improve our inventory turnover rate and reduce relevant inventory maintenance cost.

Profit Margins. Our gross margin decreased to 15% in the nine months ended September 30, 2017 from 19% in 2016. Our gross profit was $2,907,403 for the first nine months of 2017 as compared to $5,137,100 for the comparable period in 2016. This decrease in our gross profit reflected a decrease in gross profit of approximately $7.4 million in our Hog Farming segment, especially in our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 13% and 33%, respectively, in the nine months of 2017 as compared to 19% and 24% in the comparable period of 2016. The reduction in our gross margin from our Hog Farming segment was due to the reduced selling prices for regular market hogs and black market hogs during the period. During the nine months ended September 30, 2017, we sold more large regular market hogs to pork dealers than the same period in 2016. However, the reduced sales prices of regular market hogs and increased feed costs for maintaining large market hogs caused our gross margin to decrease. The improvement in our gross profit from the Retail segment was primarily the result of new customers and an increase in sales volume.

Expenses. Selling, general and administrative expenses decreased by $566,585 during the nine months ended September 30, 2017 as compared to the comparable period in 2016. The decrease was primarily the result of cost control over employee payrolls.

Net Other Income (Expense). We had net other income of $32,896 during the nine months ended September 30, 2017, compared to ($1,542,797) in the same period of 2016, an increase of $1,575,693, which was primarily due to a one time charge from the 2016 flood damage.

Income Taxes. As an agricultural business, we are exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (loss). Our net income (loss) for the first nine months of 2017 and 2016 was $482,722 and ($2,502,390), respectively. Our net income from continuing operations maintained stable year over year. However, at the same time, we saw a continuing improvement of $400,000 from our Retail segment. The operating results of our discontinued operations, Hang-ao, generated a significant net loss of $3,072,531 in the nine months of 2016.

Comparison of the Results of Operations for the Three Months Ended September 30, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2017	2016	Net Change	Change
Revenues	$6,790,580	$7,841,371	$(1,050,791)	(13.40%)
Cost of goods sold	5,656,305	6,983,613	(1,327,308)	(19.01%)
Gross profit	1,134,275	857,758	276,517	32.24%
Selling, general and administrative expenses	768,260	947,907	(179,647)	(18.95%)
Income (loss) from operations	366,015	(90,149)	456,164	(506.01%)
Interest income, net	17,991	1,422	16,569	1,165.19%
Flood damage	—	(1,695,338)	1,695,338	(100.00%)
Other income, net	1,200	1,005	195	19.40%
Total other income (expense)	19,191	(1,692,911)	1,712,102	(101.13%)
Income (loss) before income taxes	385,206	(1,783,060)	2,168,266	(121.60%)
Income taxes	—	—	—	n/a
Net income (loss)	$385,206	$(1,783,060)	$2,168,266	(121.60%)

The following table sets forth information as to the gross margin for our two business segments for the three months ended September 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended September 30, 2017
	Hog Farming	Retail	Total
Revenues	$6,207	$583	$6,790
Cost of goods sold	$5,267	$389	$5,656
Gross profit	$940	$194	$1,134
Gross margin %	15%	33%	17%

	Three Months Ended September 30, 2016
	Hog Farming	Retail	Total
Revenues	$7,326	$515	$7,841
Cost of goods sold	$6,590	$394	$6,984
Gross profit	$736	$121	$857
Gross margin %	10%	24%	11%

Revenues. For the three months ended September 30, 2017, we had revenues of $6,790,580, as compared to revenues of $7,841,371 for the same period of 2016. Our revenues decreased by $1,050,791 or approximately 13.40%. This reduction in revenues reflected the impact from the ongoing weak demand for regular and black market hogs, and the reduction in the number of black hogs available for sale after the 2016 flood damage.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended September 30, 2017 and 2016.

Sales by Products

	Three Months Ended September 30,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	3,962	$251	$996,106	3,660	$248	$909,327
Market Hogs– regular hogs	19,978	$151	3,014,475	14,229	$221	3,150,526
Market Hogs– black hogs	11,074	$198	2,196,520	12,611	$259	3,265,945

Total	35,014	$177	$6,207,101	30,500	$240	$7,325,798

	Three Months Ended September 30,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	121,031	$5	$583,479	108,390	$5	$515,573
Total	121,031	$5	$583,479	108,390	$5	$515,573

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold increased 8% and 40% in the year over year period, as the average price per hog maintained flat for regular breeder hogs but decreased 24% for regular breeder hogs, respectively. Our revenues from the sale of regular breeder hogs increased $86,779 and regular market hogs decreased $136,051. As also can be seen from the above, during the three months ended September 30, 2017 the number of black market hogs sold decreased 12% from the number sold in 2016, and the average price per hog decreased 24% year over year.

During the three months ended September 30, 2017, 121,031 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 12% increase from the comparable period of the prior year. This increase in volume coupled with stable prices for specialty pork products resulted in a 13% year over year increase in our revenues.

Cost of goods sold. For the three months ended September 30, 2017, cost of goods sold was $5,656,305 as compared to $6,983,613 for the same period of 2016, a decrease of $1,327,308, or 19.01%. The decrease in cost of goods sold primarily results from the absence in 2017 of a comparable expense to the loss in inventory incurred in 2016 which had been reported as part of the cost of goods sold in 2016. In addition, large hogs normally require more feed to maintain their daily diet and are sold to pork dealers directly. To efficiently control our production cost during the downtrend cycle, we sold our regular market hogs at younger ages which can improve our inventory turnover rate and reduce relevant inventory maintenance cost.

Profit Margins. Our gross margin increased to 17% in the three months ended September 30, 2017 from 11% in 2016. Our gross profit was $1,134,275 for 2017 as compared to $857,758 for 2016. This increase in our gross profit reflected an increase in gross profit of approximately $204,000 at our Hog Farming segment, particularly from improvement in the sale of our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 15% and 33%, respectively, in the third quarter of 2017 as compared to 10% and 24% in the comparable period of 2016. The improvement in our gross margin was mainly from the absence in 2017 of an expense comparable to that recorded in 2016 as a result of the flood damage which was included as part of the cost of goods sold in 2016

Expenses. Selling, general and administrative expenses decreased by $179,647 in the third quarter of 2017 as compared to 2016. The decrease was primarily the result of cost control over employee payrolls.

Net Other Income (Loss). We had net other income of $19,191 during the three months ended September 30, 2017, compared to ($1,692,911) in the third quarter of 2016, an increase of $1,695,338, which was primarily due to a one time charge from the 2016 flood damage.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income for the third quarter of 2017 and 2016 was $385,206 and ($2,833,387), respectively. Our net income from continuing operations showed significant improvement with an increase of $2.2 million year over year which was mainly due to the loss recorded in 2016 from the flood damage. The operating results of our discontinued operations, Hang-ao, generated a significant net loss of $1,050,327 in the third quarter of 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 our working capital was $62,635,163 as compared to $57,497,640 at December 31, 2016. These funds are deposited in financial institutions located as follows:

	September 30, 2017		December 31, 2016
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	60,390,668	100%	54,458,026	100%
	$60,390,668	100%	$54,458,026	100%

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$3,915,162	$9,987,746
Net cash used in investing activities	—	(3,095,023)
Net cash used in financing activities	(588,383)	(303,941)
Exchange rate effect on cash	2,605,863	(1,524,182)
Net cash inflow	$5,932,642	$5,064,600

Cash Provided by Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2017 totaled $3,915,162. Cash flow pertaining to operating activities benefited from depreciation and amortization of $2.2 million, amortization of prepaid expenses and long-term prepaid expenses of $126,250 and $78,283, and a decrease in inventory of $1,042,803.

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

No cash was used or generated in our investment activities during the first nine months of 2017.

Net cash used in investing activities for the nine months ended September 30, 2016 totaled $3,095,023 related to purchases of new equipment for hog farms.

Cash Used in Financing Activities

For the nine months ended September 30, 2017, net cash used in financing activities was $588,383. This was comprised of $2,647,721 of repayments of short-term loans partially offset by proceeds of $2,059,338 from our new short-term loans.

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

Our Company has sufficient cash to for its anticipated working capital needs. As noted above, competitive pressures in the hog farm industry in China appear to be increasing as a result of the influx of large state and publicly owned entities. To improve the return to our shareholders, management continues to look for opportunities to expand into other agricultural businesses and, when appropriate, will consider expanding beyond the agricultural industry.

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,109	$2,109	$—	$—	$—
Others	—	—	—	—	—
	$2,109	$2,109	$—	$—	$—

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

Estimated useful lives of our assets are as follows:

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

Biological assets consist primarily of hogs purchased or selected from our own production for breeding and farrowing. The costs to purchase and cultivate breeding hogs and the expenditures related to labor and materials to feed breeding hogs until they become commercially productive and breedable are capitalized. When breeding hogs are entered into breeding and farrowing, amortization of the costs incurred until they became commercially productive commences. The estimated production life for breeding hogs is three years, and the costs are amortized to a residual value, currently $76 (RMB 500). After the breeding hogs have completed their production life of breeding, these breeding hogs are then transferred into inventory as the vast majority of these breeding hogs will then be sold for meat processing. Expenses incurred maintaining breeding hogs during gestation until piglets are weaned are capitalized into inventory and included in Work in process—biological assets, a component of inventories. If these breeding hogs produce piglets which are deemed appropriate for internal breeding purposes, the gestation and raising costs until weaned for these piglets are then allocated into biological assets.

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

Revenues generated from the sales of breeding and meat hogs and specialty pork are recognized when these products are delivered to customers in accordance with previously agreed upon pricing and delivery arrangements, and the collectability of these sales is reasonably assured. Cash payment, which sometimes is in the form of wired cash transfers to our bank account, is usually received at the time the hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for the shipping of the hogs that they have purchased.

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

Item 5.    Other Information.

On November 13, 2017, Ms. Hanying Li was appointed Acting Chief Financial Officer of our company, replacing Qinyu Liu. Ms. Li will serve as Acting Chief Financial Officer until a new Chief Financial Officer is appointed.

Hanying Li, age 66, has been a director of our company since January 2010 and served as our Chair and Chief Executive Officer from that date until March 27, 2014 and from September 9, 2015 to May 30, 2016, and as Co-Chief Executive Officer of our company from May 31, 2016 until June 22, 2017. Ms. Li founded Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., our operating company in China (“Fengze”), in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her Bachelor’s Degree in Law from Hubei Finance & Economic University.

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

Renmin Tianli Group, Inc.

November 13, 2017	By:	/s/ Luchang Zhou
Luchang Zhou Chief Executive Officer

November 13, 2017	By:	/s/ Hanying Li
Hanying Li Acting Chief Financial Officer (Principal Financial and Accounting Officer)

43