Form 10-K
period 2017-12-31
RENMIN TIANLI GROUP, INC.
filed 2018-03-28
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 001-34799

RENMIN TIANLI GROUP, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $8,250,375, based upon a closing price of $2.10 per common share on June 30, 2017.

At March 27, 2018, the registrant had outstanding 7,983,745 common shares.

Documents incorporated by reference:  Not Applicable.

Form 10-K

Renmin Tianli Group, Inc.

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements, and include, but are not limited to our ability to expand and grow distribution channels, political and economic factors in the People’s Republic of China, our ability to identify attractive acquisition candidates as part of our growth strategy, dependence upon a limited number of large customers and other factors identified in this report.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except where the context otherwise requires and for purposes of this report only:

•	the terms “we,” “us,” “our company,” and “our” collectively refer to Renmin Tianli Group, Inc. (“Renmin Tianli” when referring solely to our British Virgin Islands company) (formerly known as Aoxin Tianli Group, Inc.); our wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’ wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company (“WFOE”); Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”) wholly-owned by WFOE; Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company wholly-owned by Fengze (“Tianzhili”), and its affiliated companies, Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd., a Chinese limited liability company (“Hang-ao”) until the sale of our equity interest on December 29, 2015 and Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”) until the sale of our equity interest on December 23, 2016;
•	shares” and “common shares” refer to our common shares, $0.004 par value per share;
•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau; and
•	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States.

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2017 at RMB 6.5342 to $1.00 as compared to RMB 6.945 to $1.00 at December 31, 2016. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2017 and 2016 were RMB 6.7518 and RMB 6.643, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

On July 15, 2014, we acquired 88% of the equity of Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), for consideration of $9,055,605, including RMB 42 million or approximately $6.8 million in cash and 261,750 of our common shares. On December 23, 2016, we entered into an equity transfer agreement with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a selling price of RMB 26 million ($3.9 million).

On August 26, 2014, we acquired 95% of the equity of Wuhan Optical Valley Orange Technology Co., Ltd. (“OV Orange”), a corporation focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry, for 638,000 of our common shares, valued at $4,976,400. Under the terms of the acquisition agreement, 100,750 of those shares were subject to the attainment by OV Orange of certain agreed upon net profit targets for the years ended December 31, 2014, 2015 and 2016.

OV Orange was sole shareholder of Optical Networking. In November 2014, OV Orange sold to Deming Liu and Hubei Aoxin Science & Technology Group Co., Ltd. 100% of the equity of Optical Networking for RMB 1,000,000 or $161,030.

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

On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million).

As mentioned above, we had determined to sell Hang-ao and OV Orange during the fourth quarter of 2015. As a consequence of the sales of OV Orange and Hang-ao, the results of operations of Hang-ao and OV Orange have been reflected as discontinued operations in our consolidated financial statements.

Corporate Information

Our principal executive office is located at Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010. Our telephone number is (+86) 27 8274 0726 and our Fax number is (+86) 27 8274 1687. Our website address is www.renmintianli-china.com.

Our Corporate Structure

Renmin Tianli is a holding company incorporated in the British Virgin Islands in November 2009. Renmin Tianli owns all of the outstanding capital stock of HC Shengyuan Limited (“HCS”), which was incorporated in Hong Kong in November 2009 as a limited liability company. HCS, in turn, owns all of the outstanding capital stock of Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., or WFOE, which was incorporated in 2005 as a domestic Chinese company. In January 2010, the Wuhan Administrator for Industry and Commerce, and the Wuhan Municipal Commission of Commerce approved the transfer of all of the equity of WFOE to HCS, at which time WFOE became a wholly foreign-owned enterprise. Fengze was organized in 2005 as a domestic limited liability company in China. Tianzhili was incorporated in 2011 as a domestic limited liability company in China. Fengze owns 100% of the equity interests of Tianzhili. Hefeng was incorporated in 2013 as a domestic limited liability company in China and a wholly owned subsidiary of Tianzhili. Hefeng was dissolved in 2014.

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

By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers and decided to stop providing capital to the program and focus on our black hog retail operations.

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

According to the USDA, China’s hog industry is transitioning toward larger commercial farms partly as a result of government policies and incentives. We believe that the Company is well positioned to benefit from this trend. However, we are actively reevaluating our existing business strategy. The assessment may result in a determination to merge with or acquire companies or enter into new lines of business, and may cause us to reorganize our existing operations.

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

In 2017 and 2016, 14% and 12% of our hog revenues were derived from regular breeder hog sales, 43% and 40% were from regular market hog sales. In 2017, 31%, 3%, and 10% of our revenues were from black market hogs, black breeder hogs, and processed black pork products. In 2016, we generated 40%, 2%, and 7% of our revenues from black market hogs, black breeder hogs, and processed black pork products. Breeder hogs are sold to other hog farms throughout China for use in their reproductive programs, and used in our own farms as breeder sows. We prefer to sell hogs as breeders, as they command a higher price and are sold when they are younger and have consumed less feed and other resources, leading to a higher profit margin than market hogs. Breeder hogs weigh approximately 110 – 120 pounds at the time of sale while market hogs weigh about 220 – 240 pounds.

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

Our Retailing Efforts

Starting in 2013, we expanded our operations to include retail sales of our boxed fresh black hog meat through facilities we maintain at supermarkets and to hotels, restaurants and other retailers.  More recently we initiated sales of specialty processed black hog meat direct to consumers through the internet. We sell our products under our “Xiduhei” trademark through various retail channels in Wuhan City. As of December 31, 2017 and 2016, our sales and marketing force consisted of approximately 37 employees, respectively, in Wuhan City. Our direct sales force is also supplemented by independent distributors, sales representatives and agents.

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

However, as we mentioned above, we are actively reevaluating our existing business strategy. The assessment may result in a determination to merge with or acquire companies or enter into new lines of business, and may cause us to reorganize our existing operations.

Customers

Our main customers for breeder hogs consist of farmers who purchase for their own accounts and brokers who sell the hogs to other hog farms and slaughterhouses and brokers who sell the hogs to slaughterhouses. In 2017 and 2016, none of our customers accounted for more than 10% of our total revenues or segment revenues.

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

Because we have primarily relied upon having purchasers come to our farms, to date our expenditures on marketing and advertising have not been significant. If our capacity should grow or we should otherwise determine it is in our interests to do so, we may rely more upon advertising and marketing in the future and our expenditures for such efforts will increase. We have developed a marketing team for sales of our processed black hog products and will continue to increase our expenditures to distribute these products.

Principal Suppliers

The following are the principal suppliers we rely upon to obtain raw materials for hog feed and veterinary supplies. We believe the materials provided by these suppliers are widely available and do not anticipate that we would be unable to obtain these materials from other suppliers in the event they are unable or unwilling to supply our needs.

Supplier	Item
Wuhan Zhu Brothers Feed Technology Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)
Wuhan Maozhu Agritech Research Co., Ltd.	Feed supplies
Wuhan Rixin Animal Medicine Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)
Wuhan Yukang Food Oil and Feed Co., Ltd.	Feed supplies (corn, beans, bran and other commodities)

Purchases from Wuhan Zhu Brothers Feed Technology Co., Ltd. (“Wuhan Zhu Brothers”) accounted for approximately 55% and 52% of our inventory purchases for our hog businesses in 2017 and 2016, respectively. Purchases from Wuhan Rixin Animal Medicine Co., Ltd. (“Rixin”) and Wuhan Yukang Food Oil and Feed Co., Ltd. (“Yukang”) in 2017 accounted for 8% and 5%, respectively, of our inventory purchases, as compared to 8% and 6%, respectively, of our 2016 inventory purchases. Purchases from Wuhan Maozhu Agritech Research Co., Ltd. accounted for approximately 18% and 17% of our inventory purchases during 2017 and 2016, respectively.

We are not subject to any long-term agreement with Wuhan Zhu Brothers, Rixin, Yukang and Wuhan Maozhu. All purchases are on a “spot” basis and are not subject to long terms agreements.

Research and Development

We focus our research and development efforts on improving the genetic composition of our hogs and the quality of the feed provided to the hogs. As of December 31, 2017, our research and development team consisted of 35 employees who also participate in general administrative functions. In addition, some of our operating employees regularly participate in our research and development programs.

In the fiscal years ended December 31, 2017 and 2016, we spent $80,852 and $68,645, respectively, on research and development activities.

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

Taxation and Subsidies

The PRC government has provided tax incentives and subsidies to domestic companies in our industry to encourage the development of agricultural and high technology businesses in China. We have received business tax exemptions or reductions, subsidies, and government incentives in connection with Fengze’s ownership of hog farms and WFOE’s management of those operations. Both Fengze and WFOE were exempted from income taxes for 2017 and prior years.

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

Employees

As of March 27, 2018 we had approximately 290 employees, all of whom were based in China. Of these employees, 35 were in management and administration in our headquarters.

Hog Farming Segment

As of March 27, 2018 we had approximately 218 employees in our hog farming operations; 8 were farm managers, 12 served as deputy farm managers, 18 were in technical support (including the research and development staff, and veterinarians located on the farms), and 180 were in farming and sales.

Retail Segment

As of March 27, 2018 we had approximately 37 employees in our black hog retail operations. Of these employees, 12 were in management and administration and 25 were in sales.

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

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our Chief Executive Officer, Mr. Luchang Zhou, and Chief Financial Officer, Ms. Hanying Li, to manage our operations.

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

Intangible assets are a substantial portion of our assets. At December 31, 2017 and 2016, intangible assets were $2.3 million and $2.4 million of our total assets, respectively. Our intangible assets may increase in the future since our strategy includes growth through acquisitions. We may have to write off all or part of intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly.

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

We do not have liability business interruption, litigation or natural disaster insurance.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. Renmin Tianli and WFOE are considered foreign persons or foreign invested enterprises under PRC law. As a result, Renmin Tianli and WFOE are subject to limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may be applied retroactively.

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

If relations between the United States and China deteriorate, our share price may decrease and we may have difficulty accessing U.S. capital markets.

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

We will significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance requirements.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds if required through future offerings of our common shares. As of March 27, 2018, we had outstanding an aggregate of 7,983,745 common shares, of those shares, 1,840,000 are restricted shares owned by non-affiliates that can be freely transferable or are tradable subject to the satisfaction of certain conditions without registration under the Securities Act, 3,638,750 are owned by our affiliates that may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. The shares held by our affiliates could also be sold in private transactions or transactions outside of the United States without the being reported in the United States.

Our former chief executive officer owns a significant percentage of our common shares, decreasing your influence on shareholder decisions.

Mr. Ping Wang, our former Chairman and Chief Executive Officer, beneficially owns approximately 30.53% of our outstanding common shares. In addition, our current Chief Financial Officer, Ms. Hanying Li, as well as one of our directors, owns approximately 10.01% of our outstanding common shares. As a result, Mr. Wang and Ms. Li possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common shares.

We may suffer a change in control and our business could be significantly harmed if an owner of a significant number of our shares including our Chief Executive Officer or other significant employees pledge their common shares to secure loans and default in the payment of those loans.

If our former Chief Executive Officer, Mr. Ping Wang, who owns approximately 30.53% of our outstanding common shares, or Ms. Li, our current Chief Financial Officer and director, who owns approximately 10.01% of our outstanding common shares, was to pledge his or her shares to secure the payment of a loan, and then default in the payment of that loan, the default could result in a sale of a substantial number of our common shares resulting in a decrease in the price of our shares and a change in control of our company.

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

At the conclusion of the current leases, we expect to have the ability to renew the leases.

Property	Address	Rental Term	Space
Wuhan (headquarters)	Suite K, 12th Floor Building A, Jiangjing Mansion 228 Yanjiang Ave Jiangan District, Wuhan City, Hubei Province, China 430010	1 year ( June 1, 2017 - June 30, 2018)	5170 square feet

Farm 1 (annual capacity 20,000 hogs)	Qigang Village, Huangpi District, Wuhan	30 years (May 30, 2005 - May 29, 2035)	42.83 acres

Farm 4 (annual capacity 20,000 hogs)	Rongjiazhai Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (December 31, 2006 - December 31, 2036)	18.12 acres

Farm 5 (annual capacity 10,000 hogs)	Hongqiang Village, Liji Town, Huangpi District, Wuhan, Hubei	30 years (March 1, 2008 - January 1, 2038)	24.71 acres

Farm 6 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	11.53 acres

Farm 7 (annual capacity 10,000 hogs)	Sanxingyuan Village, Hanchuan City, Hubei	20 years (January 1, 2007 - December 31, 2026)	13.18 acres

Farm 9 (annual capacity 20,000 hogs)	Zhulin Village, Yaoji Street, Huangpi District, Wuhan, Hubei	50 years (February 1, 2008 - January 31, 2058)	79.07 acres

Farm 10 (annual capacity 20,000 hogs)	Quanhua Village, Hengdian Street, Huangpi District, Wuhan City, Hubei	20 Years (August 1, 2010 to July 31, 2030)	11.34 acres

Farm 11 (annual capacity 20,000 hogs)	Enshi Tujia and Miao Autonomous Prefecture of Hubei	25 Years (September, 2007 to September, 2032)	23.72 acres

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common stock has been listed on the Nasdaq Capital Market since August 6, 2013, and prior thereto on the Nasdaq Global Market, since July 29, 2014, under the symbol “ABAC.” The prices set forth below reflect the quarterly high and low closing prices of our common shares for the periods indicated as reported by Nasdaq.

	High	Low
Quarter Ended March 31, 2016	$3.72	$2.24
Quarter Ended June 30, 2016	$3.32	$2.32
Quarter Ended September 30, 2016	$3.52	$1.80
Quarter Ended December 31, 2016	$3.85	$2.01
Quarter Ended March 31, 2017	$3.79	$2.26
Quarter Ended June 30, 2017	$2.85	$1.65
Quarter Ended September 30, 2017	$2.66	$2.05
Quarter Ended December 31, 2017	$3.57	$2.25

Holders

On December 31, 2017, there were approximately 20 stockholders of record of our common shares. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

Except as previously reported in the reports filed under the Exchange Act, we did not issue or sell any unregistered securities during the year ended December 31, 2017.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during the fourth quarter of the year ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about common shares available for issuance under compensatory plans and arrangements as of December 31, 2017.

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

By the end of the first quarter of 2014 we had funded and completed the construction of 798 farms for local farmers when we decided to stop providing capital to the program and focus on our black hog retail operations. Due to the extensive damages suffered by 172 farms as a result of July’s record rainfall in Wuhan, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

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

However, in early 2015, due to disruptions in the Chinese economy we reconsidered this strategy. In the fourth quarter of 2015, we determined to focus on the Agricultural industry and sell Hang-ao and OV Orange. In December 2015, we sold our 95% of the equity of OV Orange for RMB 47.5 million or approximately $7.3 million in cash, as a condition of the sale, the 100,750 “earn-out” shares deposited in escrow and issued to Mr. Hai Liu, CEO and the former beneficial owner of OV Orange were released to him at the end of March, 2017 as previously stipulated in the acquisition agreement. On December 23, 2016, we completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of our 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million).

For the 2016 the operating results of Hang-ao, were reflected in the Company’s financial statements as discontinued operations.

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

Results of Operations

The results of operations of Hang-ao, were reclassified as discontinued operations in the Company’s financial statements for the year ended December 31, 2016 based on the Company’s decision to focus on the hog industry and the sale of Hang-ao on December 23, 2016.

Comparison of the Results of Operations for the Years Ended December 31, 2017 and 2016

All amounts, other than percentages, are in U.S. dollars

	For the Years Ended December 31,			Percentage of
	2017	2016	Net Change	Change
Revenues	$27,003,803	$33,697,680	$(6,693,877)	(19.86%)
Cost of goods sold	22,755,339	27,290,471	(4,535,132)	(16.62%)
Gross profit	4,248,464	6,407,209	(2,158,745)	(33.69%)
Selling, general and administrative expenses	3,185,804	3,959,160	(773,356)	(19.53%)
Income from operations	1,062,660	2,448,049	(1,385,389)	(56.59%)
Interest income (expense), net	41,843	139,066	(97,223)	(69.91%)
Subsidy income	—	22,524	(22,524)	(100%)
Flood damage	—	(1,670,820)	1,670,820	(100%)
Other income, net	4,295	2,258	2,037	90.21%
Net other income (expense)	46,138	(1,506,972)	1,553,110	(103.06%)
Income before income taxes	1,108,798	941,077	167,721	17.82%
Income taxes	—	—	—	—
Net income from continuing operations	1,108,798	941,077	167,721	17.82%
Loss from operations of discontinued component, net of taxes	—	(3,149,566)	3,149,566	(100%)
Gain from disposal of discontinued component, net of taxes	—	70,820	(70,820)	(100%)
Net income (loss)	$1,108,798	$(2,137,669)	$3,246,467	(151.87%)

The following table sets forth information as to the gross margin for our two business segments for the years ended December 31, 2017 and 2016 (dollars in thousands).

	Year Ended December 31, 2017
	Hog Farming	Retail	Total
Revenues	$24,429	$2,575	$27,004
Cost of goods sold	$21,016	$1,739	$22,755
Gross profit	$3,413	$836	$4,249
Gross margin %	14%	32%	16%

	Year Ended December 31, 2016
	Hog Farming	Retail	Total
Revenues	$31,449	$2,248	$33,697
Cost of goods sold	$25,630	$1,660	$27,290
Gross profit	$5,819	$588	$6,407
Gross margin %	19%	26%	19%

Revenues. For the year ended December 31, 2017, we had revenues of $27,003,803, as compared to revenues of $33,697,680 for 2016. Our revenues decreased by $6,693,877 or 19.86%. This reduction in revenues is continuing to reflect the impact from the ongoing weak demand for regular breeder hogs, which also reduces prices for regular hogs and black hogs, and the reduction in the number of black hogs available for sale after the 2016 flood damage.

From the trends we saw, during the past 12 months, the demand for regular breeder hogs has slightly increased, even though demand has not recovered to the levels of 2016. In addition, the prices of market hogs, including regular hogs and black hogs, started to decrease in the fourth quarter of 2016 and only stopped falling at end of the third quarter of 2017. Since then, prices have improved only marginally.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the years ended December 31, 2017 and 2016.

Revenues by Products

	Years Ended December 31,
	2017			2016
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs – regular hogs	14,801	$249	$3,692,596	15,957	$249	$3,966,831
Market Hogs – regular hogs	76,218	$154	11,715,519	60,808	$220	13,393,781
Market Hogs – black hogs	43,142	$209	9,020,589	50,595	$278	14,088,641
Total	134,161	$182	$24,428,704	127,360	$247	$31,449,253

	Years Ended December 31,
	2017			2016
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs – specialty black hog pork products	523,472	$5	$2,575,099	462,499	$5	$2,248,427
Total	523,472	$5	$2,575,099	462,499	$5	$2,248,427

As can be seen from the above, the number of “regular breeder hogs” and “black market hogs” sold decreased 7% and 15% year over year. As the average price per hog changed 0% and 25%, respectively, our revenues from the sale of regular breeder hogs and black market hogs decreased $274,235 and $5,068,052. As also can be seen from the above, during the year ended December 31, 2017 the number of regular market hogs sold increased 25% from the number sold in 2016, but the average price per hog decreased 30% year over year.

During the year ended December 31, 2017, 523,472 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 13% increase compared to the prior year. This increase in volume, along with a consistent selling price for our specialty pork products resulted in an improvement in our revenues year over year.

Cost of goods sold. For the year ended December 31, 2017, cost of goods sold was $22,755,339 as compared to $27,290,471 for 2016, a decrease of $4,535,132, or 16.62%. The decrease in cost of goods sold primarily results from lower sales volume of our black market hogs during the period which decreased $5,013,792. Meanwhile, to efficiently control our production costs during the downtrend cycle, we were pushing the sales of our regular market hogs, especially the older ones, which can improve our inventory turnover rate and reduce relevant inventory maintenance cost but in the short term the related cost of goods sold would increase accordingly. The cost related to our regular market hogs increased $806,767 during the year of 2017.

Profit Margins. Our gross margin decreased to 16% in the year ended December 31, 2017 from 19% in 2016. Our gross profit was $4,248,464 for 2017 as compared to $6,407,209 for 2016. This decrease of $2,158,745 in our gross profit reflected a decrease in gross profit of approximately $2.4 million in our Hog Farming segment, especially in our regular market hogs.

Our gross margins from our Hog Farming and Retail segments were 13% and 32%, respectively, in 2017 as compared to 19% and 26% in 2016. The reduction in our gross profit from our Hog Farming segment was primarily the result of the reduced selling prices for regular market hogs which decreased 30% year over year. Even with efforts to sell 25% more regular market hogs, we still faced a reduction of $1.7 million in regular market hog sales. Additionally, to control our hog maintenance cost, we pushed the sales of older regular market hogs which increased our costs $0.8 million. As a result of the combination of both factors, the margin from our regular market hogs reduced approximately $2.5 million during the year ended December 31, 2017.

Expenses. Selling, general and administrative expenses decreased by $773,356 in 2017 as compared to 2016. The decrease was primarily the result of a decrease of $0.3 million in stock based compensation and a decrease of $0.3 million in our payroll and office expense.

Net Other Expense. We had a net other income of $46,138 during the year 2017, compared to a net expense of $1,506,972 in 2016, an increase of $1,553,110, which was primarily due to the extreme weather impact which caused damages at our facilities at $1,670,820 in the year 2016.

Income Taxes. Our Hog Farming and Retail segments are exempt from the Chinese income tax and VAT.

Net Income. Our net income from continuing operations was $1,108,798 and $941,077 for the years ended December 31, 2017 and 2016, respectively. The increase of approximately $0.2 million year over year was largely due to the loss from flood damage occurred in 2016 and reduced demand for our regular market hogs. Our net income (loss) for 2017 and 2016 was $1,108,798 and ($2,137,669), respectively. The net loss for 2016 was the result of the loss of $3,149,566 incurred in our discontinued operations. We sold Hang-ao on December 23, 2016, completing the divestiture of our discontinued operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 our working capital was $65,116,423 as compared to $57,497,640 at December 31, 2016. These funds are deposited in financial institutions located as follows:

	December 31, 2017		December 31, 2016
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	62,636,484	100%	54,458,026	100%
	$62,636,484	100%	$54,458,026	100%

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2017	2016
Net cash provided by operating activities	$5,212,475	$10,047,286
Net cash used in investing activities	(103,676)	(1,242,258)
Net cash used in financing activities	(592,435)	(301,069)
Exchange rate effect on cash	3,662,094	(3,702,830)
Net cash inflow	$8,178,458	$4,801,129

Cash Provided by Operating Activities

Net cash provided by operating activities in the year ended December 31, 2017 totaled $5,212,475. Cash flow pertaining to operating activities benefited from non-cash expenditures, including depreciation and amortization of $3.0 million, amortization of prepaid expenses and long-term prepaid expenses of $134,396 and $105,097. Additionally, we had a decrease in inventory of $0.8 million.

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

Cash Used in Investing Activities

Net cash used in investing activities for 2017 totaled $103,676. This was mainly from the purchase of biological assets.

Net cash used in investing activities for the year ended December 31, 2016 totaled $1,242,258 which included a repayment of $2.1 million for prior year loans from Hang-ao and capital investments of $2,960,399 in fixed asset for upgrading hog farms partially offset by cash consideration of $3,913,894 received for selling Hang-ao.

Cash Used in Financing Activities

For the year ended December 31, 2017, net cash used in financing activities was $592,435. This was comprised of repayments of short-term loans of $2,665,956, partly offset by the proceeds of $2,073,521 in short-term loans.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2017 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,142,573	$2,142,573	$—	$—	$—
Others	—	—	—	—	—
	$2,142,573	$2,142,573	$—	$—	$—

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

Item 8. Financial Statements

The consolidated financial statements of Renmin Tianli Group, Inc. are presented following Item 15.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Luchang Zhou, our Chief Executive Officer, and Hanying Li, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 and concluded that the disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Controls over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal controls over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal controls over financial reporting.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Luchang Zhou, our Chief Executive Officer, and Hanying Li, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including Luchang Zhou, our Chief Executive Officer, and Hanying Li, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting.

During the last quarter of the fiscal year ended December 31, 2017, there were no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are:

Name	Age	Position	Since
Luchang Zhou	53	Chief Executive Officer and Director	2017
Hanying Li	67	Chief Financial Officer and Director	2005
Baguo Han (1)(2)(3)	65	Director	2017
Guolan Li	59	Chairman of the Board	2015
Zihui Mo (1)(3)	59	Director	2012
Xialong Yin	42	Director	2017
Xueliang Yue (1)(2)	42	Director	2017
Jamie Tseng (2)(3)	63	Director	2016
Hua Ling	49	Director	2018

______________________

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

Guolan Li. Mr. Li has been a director of the Company since August, 2015 and served as our Chairman since December 6, 2017. Mr. Li has been General Manager of Hubei Aoxin Science & Technology Group Co., Ltd. and Chairman of Hubei Hang-ao Servo Technology Co., Ltd. since July 2010. From September 2000 to June 2010, he was the Manager of the Wuhan Duoluokou Grand Market Management Center. From May 1998 to August 2000, he was a director and the Deputy General Manager of Hanzheng Group, Ltd. From August 1980 to April 1998, he was employed by the Native Produce Company of Wuhan City, Qiaokou District, initially as Chief Accountant, then as Deputy Section Chief, then Section Chief, and finally as General Manager. Mr. Li is a graduate of the Hubei University of Economic Management. Mr. Li was nominated as a director because of his management experience.

Hanying Li. Ms. Li has been a director of our company since January 2010 and served as our Chair and Chief Executive Officer from that date until March 27, 2014 and from September 9, 2015 to May 30, 2016, and as Co-Chief Executive Officer of our company from May 31, 2016 until June 22, 2017. Ms. Li founded Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., our operating company in China (“Fengze”), in 2005. From 1979 through 2004, Ms. Li was deputy director of the Wuhan City Prosecutor’s Office. Ms. Li received her Bachelor’s Degree in Law from Hubei Finance & Economic University.

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

Baguo Han has been a director since April 12, 2017 and appointed a member of the Audit Committee and the Compensation Committee and Chairperson of the Nominating Committee of the Company since April 12, 2017. Mr. Han served as Deputy Procurator General of People's Procuratorate of Wuhan City from 2008 to June 2013, when he retired. From November 1979 to 2008, Mr. Han successively served as Clerk, Deputy Division Chief and Division Chief of People's Procuratorate of Wuhan City. Mr. Han graduated from Hubei University of Finance and Economics majoring in law.

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

Xueliang Yue. Mr. Yue has been a director of the Company since December 6, 2017. Since 2008, Mr. Yue has been the Chairman and General Manager of the Wuhan Gold Mine Trading Co., Ltd, as well as the Chairman of the Chexiaozhu City Logistics Company. From 2003 to 2007, he was employed as sales manager in Hubei New and Special Pharmaceutical Co., Ltd. From 1996 to 2002, he worked in the finance department of the Hubei Highway Administration Bureau, initially as a clerk, chief accountant and then section chief. Mr. Yue graduated from College of Arts and Science, Jianghan University with a bachelor degree in 1996. Mr. Yue was nominated as a director because of his accounting and business experience.

Xialong Yin. Mr. Yin has been a director of the Company since December 6, 2017. Since 2012, Mr. Yin has been Vice General Manager of Hubei Aoxin Science & Technology Group.  From 2002 to 2012, he worked as Vice General Manager of Ganzhou Strong-Mart Group. From 1997 to 2002, he worked as Vice General Manager of Carrefour Supermarket. From 1995 to 1997, he worked for Hubei Geological Survey Institute as an engineer.  Mr. Yin graduated from China University of Geosciences with a bachelor degree in 1995. Mr. Han was nominated as a director because of his business experience in the retail industry.

Luchang Zhou. Mr. Zhou has been a director of the Company since February 23, 2017. Mr. Zhou has to served as the CEO of Renmin Tianli Group, Inc. since June 22, 2017. Mr. Zhou has been affiliated with commercial enterprises for more than thirty years, has occupied a number of executive positions during his career and has significant experience in the acquisition and management of privately held and public companies. From 2000 to 2006 Mr. Zhou was the Deputy General Manager of Chongqing Yixian Investment Co., Ltd. From 2007 to 2014, Mr. Zhou was the vice president of Chongqing Hexin Economic Development Co.,Ltd. In 2014 , Mr, Zhou joined Shenzhen Qianhai Jiaguo Tianxia Fund Management Co.,Ltd, which he currently serves as General Manager of the Financial Investment Department. Shenzhen Qianhai Jiaguo Tianxia Fund Management Co. Ltd., founded in August 2014, is located in the Shenzhen-hongkong cross border cooperation zone, in Shenzhen City. It has registered capital of 100 million Yuan and is engaged in the management of equity investment funds, equity investments, investment management and asset management. Among his more significant achievements, Mr. Zhou led the initial public offering of Chongqing Fuling Electric Power Industrial Co., Ltd. and the Southwest Securities’ Back Door Listing in Shanghai Stock Exchange.

Hua Ling. Mr. Ling has been a director of the Company since February 23, 2017. Mr. Ling graduated from Shanxi Business College on 1994. He had been working at Shanxi Xiyi Group Co., Ltd from 1994 to 1999. From 1999 to 2005, he had been working at Chongqing Xinsheng machine electricity Co., Ltd. From 2005 to 2014, he had been working at Chongqing Yuxi mining industry group Co., Ltd. From 2014 to 2016, he worked as the vice general manager at ZKEJI Holding Group Co., Ltd. From 2016 till now, he worked as the executive director and legal representative person at Chongqing Heyu Industrial Co., Ltd.

Board of Directors

Our Board of Directors consists of nine directors. There are no family relationships between any of our executive officers and directors. There are no arrangements or understandings pursuant to which our directors are selected or nominated.

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

Mr. Guolan Li is the Chairman of the Board, Mr. Luchang Zhou is Chief Executive Officer of the Company, and Ms. Hanying Li holds the positions of Chief Financial Officer and director of the Company. We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Mr. Li, Mr. Zhou, and Ms. Li as our principal executive officer, financial officer, and Chairman of the Board.

Our Board of Directors plays a key role in our risk oversight. As such, it is important for us to have our Chief Executive Officers serve on the Board as they play a key role in the risk oversight of the Company. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Zihui Mo, Xueliang Yue, Baoguo Han, Jamie Tseng and Hua Ling are our independent directors.

Board Committees

The Board has established three committees: the audit committee, the compensation committee and the nominating committee.

Audit Committee

The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The members of the audit committee are Zihui Mo (Chairman), Xueliang Yue, and Baoguo Han. Mr. Mo is the Audit Committee Financial Expert. All of the members of the audit committee are financially literate.

Compensation Committee

The compensation committee of the Board of Directors reviews and makes recommendations to the Board regarding our compensation policies for our officers, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The members of the compensation committee are Xueliang Yue (Chairman), Baoguo Han and Jamie Tseng.

Nominating Committee

The nominating committee of the Board of Directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations for election of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

The nominating committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The nominating committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors.  The members of the nominating committee are Baoguo Han (Chairman), Zihui Mo and Jamie Tseng.

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

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, all our officers, directors and greater than 10% stockholders filed all reports required to be filed during 2017 in accordance with the filing requirements of Section 16(a) of the Exchange Act.

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

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2017.

DIRECTOR COMPENSATION
Name (a)	Annual Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Zihui Mo	$36,000	-	$6,023	-	-	-	$42,023
Jamie Tseng (1)	$36,000	-	-	-	-	-	$36,000
Elisa Siu Yuk Lee (3)	$33,000	-	-	-	-	-	$33,000
Gang Yin (4)	$9,000	-	-	-	-	-	$9,000
Guolan Li	$36,000	-	-	-	-	-	$36,000
Baoguo Han (5)	$27,000	-	-	-	-	-	$27,000
Xueliang Yue (6)	$3,000	-	-	-	-	-	$3,000
Xialong Yin (6)	$3,000	-	-	-	-	-	$3,000

___________

(1)	Jamie Tseng was appointed a director July 29, 2016.

(2)	Yan Gong resigned as a director on July 29, 2016.

(3)	Elisa Siu Yuk Lee served as a director from July 29, 2016 to December 6, 2017.

(4)	Gang Yin resigned as a director on April 6, 2017.

(5)	Baoguo Han was appointed a director April 12, 2017.

(6)	Xueliang Yue and Xialong Yin were appointed directors December 6, 2017.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, the individuals who served as chief executive officer of our company during the year ended December 31, 2017 for services provided in all capacities to us and our subsidiaries for the periods indicated. No other executive officer was paid or earned compensation, or had amounts accrued, for services provided in all capacities to us and our subsidiaries, in excess of $100,000 during 2017.

Summary Compensation Table

Name & Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Hanying Li CFO and director (1)	2017	$50,000	-	-	-	-	-	-	$50,000
	2016	$50,000	-	$88,500	-	-	-	-	$138,500
Wocheng Liu Chairman and Co-CEO (2)	2017	$46,152	-	-	-	-	-	-	$46,152
	2016	$52,687	-	-	-	-	-	-	$52,687
Luchang Zhou CEO (3)	2017	$46,152	-	-	-	-	-	-	$46,152
	2016	-	-	-	-	-	-	-	-

_______________

(1)	Ms. Li served as the Chairman and CEO from September 9, 2015 to May 31, 2016, and continued to serve as Co-CEO until June 22, 2017. On November 13, 2017, Ms. Li was appointed as Chief Financial Officer.

(2)	Mr. Wocheng Liu was appointed as Chairman and Co-CEO on May 31, 2016. He stopped serving as Co-CEO on June 22, 2017.

(3)	Mr. Luchang Zhou was appointed as Chief Executive Officer on June 22, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 25, 2018, the number of our common shares beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Summary Compensation Table above (the “Named Executive Officers”), and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 25, 2018 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 25, 2018, we had outstanding 7,983,745 common shares. Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Renmin Tianli Group, Inc., Suite K, 12th Floor, Building A, Jiangjing Mansion, 228 Yanjiang Ave., Jiangan District, Wuhan City, Hubei Province, China 430010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares
Luchang Zhou, CEO and Director	-	-
Hanying Li, CFO and Director	800,000 (1)	10.01%
Baguo Han, Director	-	-
Zihui Mo , Director	3,250 (2)	*
Xialong Yin, Director	-	-
Guolan Li , Chairman	-	-
Jamie Tseng, Director	-	-
Xueliang Yue, Director	-	-
Hua Ling, Director	-	-
All directors and officers as a group	803,250	10.01%

Holders of More than 5% of Outstanding Common Shares Not Named Above:
Ping Wang	2,438,750 (3)	30.53%
Hua Zhang	800,000 (4)	10.01%
Wei Gong	690,000	8.64%

*Less than 1%

(1)	Includes 112,500 shares owned by Ms. Li’s spouse, Hua Zhang.

(2)	Represents shares which he may acquire within sixty days upon exercise of stock options.

(3)	Includes 1,018,750 shares owned by Hubei Aoxin, of which Mr. Wang is Chairman and a principal shareholder.

(4)	Includes 687,500 shares owned by Mr. Zhang's spouse, Hanying Li.

Item 13. Certain Relationships and Related Transactions

Due to related party

When we disposed of Hang-ao on December 23, 2016, we repaid to Hang-ao $2,090,379 borrowed from Hang-ao in prior years.

We believe that the terms of such loan were not less favorable to us than those terms that could be obtained from an unaffiliated third party.

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

Director Independence

The Board of Directors maintains a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15). Zihui Mo, Xueliang Yue, Xialong Yin , Hua Ling and Jamie Tseng are our independent directors.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to us by HHC for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Fiscal Year Ended December 31,
	2017	2016
Audit Fees	$140,000	$140,000
Audit Related Fees	30,000	30,000
Tax Fees	—	—
All Other Fees	—	—
	$170,000	$170,000

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

Our Audit Committee has reviewed and discussed with HHC, our audited financial statements contained in this Annual Report on Form 10-K for the 2017 fiscal year. The Audit Committee also has discussed with HHC, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Audit Committee has received and reviewed the written disclosures and the letter from HHC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with HHC its independence from our company.

Our Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2017 fiscal year for filing with the SEC.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 8, 2016).
4.1	Specimen Share Certificate (incorporated by reference to exhibit 4.1 to Amendment No. 4 to the Company’s registration statement on Form S-1 (Registration No. 333- 165522) filed on June 30, 2010).
10.1	Tianli Agritech, Inc. 2012 Share Incentive Plan (incorporated by reference to exhibit 10.26 to the Company’s Registration Statement on Form S-8 (Registration No. 333- 181860) filed on June 4, 2012)
10.2	Aoxin Tianli Group, Inc. 2014 Share Incentive Plan (incorporated by reference to exhibit 10.30 to the Company?s Registration Statement on Form S-8 (Registration No. 333- 201815) filed on February 2, 2015.)

10.10	English Translation of Land Lease Contract – Zhulin (incorporated by reference to exhibit 10.11 to the 2010 Registration Statement).
10.11	English Translation of Land Lease Contract – Fengze (incorporated by reference to exhibit 10.12 to the 2010 Registration Statement).
10.12	English Translation of Land Lease Contract – Jinmu (incorporated by reference to exhibit 10.13 to the 2010 Registration Statement).
10.13	English Translation of Side Agreement Related to Land Lease Contract – Jinmu (incorporated by reference to exhibit 10.14 to the 2010 Registration Statement).
10.14	English Translation of Land Lease Contract – Tianjian (incorporated by reference to exhibit 10.15 to the 2010 Registration Statement).
10.15	English Translation of Side Agreement Related to Land Lease Contract – Tianjin (incorporated by reference to exhibit 10.16 to the 2010 Registration Statement).
10.16	English Translation of Land Lease Contract – Nanyan (incorporated by reference to exhibit 10.17 to the 2010 Registration Statement).
10.17	English Translation of Side Agreement Related to Land Lease Contract – Nanyan (incorporated by reference to exhibit 10.18 to the 2010 Registration Statement).
10.18	English Translation of Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.19 to the 2010 Registration Statement).
10.19	English Translation of Side Agreement Related to Land Lease Contract – Mingxiang (incorporated by reference to exhibit 10.20 to the 2010 Registration Statement).
10.20	English Translation of Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.21 to the 2010 Registration Statement).
10.21	English Translation of Side Agreement Related to Land Lease Contract – Huajian A & B (incorporated by reference to exhibit 10.22 to the 2010 Registration Statement).
10.22	English Translation of Feed Sale Agreements (incorporated by reference to exhibit 10.23 to the 2010 Registration Statement).
10.23	English Translation of Land Use Rights Transfer Agreement – Qingsonggang (incorporated by reference to exhibit 10.24 to the 2010 Registration Statement).
10.24	Summary of Terms of Demand Note with Hanying Li (incorporated by reference to exhibit 10.25 to Amendment No.1 to the 2010 Registration Statement filed on May 6, 2010).
10.25	English translation of Marketing Consulting Agreement for Enshi Black Hogs (North China Area) dated June 28, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2012).
10.26	English translation of Agreement of Contract Termination effective June 15, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2012).
10.34	Director Retainer Agreement dated October 1, 2014 with Zihui Mo, including stock option grant (incorporated by reference to exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 18, 2015).
10.38	Restricted Stock Award Agreement with Hanying Li dated February 3, 2015 (incorporated by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 18, 2015).
10.39	English translation of Equity Transfer Agreement dated December 29, 2015 for the sale of OV Orange (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2015).
10.40	English translation of Letter Agreement dated December 29, 2015 concerning release of escrow shares to sale of OV Orange (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 30, 2015).
10.41	English translation of Agreement dated December 25, 2015 terminating Equity Transfer Agreement for the sale of Hang-ao (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 30, 2015).

10.42	Equity Transfer Agreement dated December 23, 2016 for the sale of the Company’s 88% equity interest in Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. to Zhong Bi Cheng (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016).
10.43	Employment Agreement effective June 1, 2016 between Wuhan Aoxin Tianli Enterprise Investment Management Co, Ltd. and Wocheng Liu (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2016).
10.44	Employment Agreement effective June 14, 2016 between Wuhan Aoxin Tianli Enterprise Investment Management Co, Ltd. and “Tommy” Chun Choi Law (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2016).
21.1	Subsidiaries of the Registrant
23.1	Consent of HHC, Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENMIN TIANLI GROUP, INC.

Dated: March 27, 2018	By:	/s/ Luchang Zhou
Luchang Zhou Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Hanying Li
Hanying Li
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated March 27, 2018.

Signature	Title

/s/ Luchang Zhou	Chief Executive Officer (Principal Executive Officer) and Director
Luchang Zhou

/s/ Hanying Li	Chief Financial Officer (Principal Financial and Accounting Officer) and Director
Hanying Li

/s/ Baoguo Han	Director
Baoguo Han

/s/ Xialong Yin	Director
Xialong Yin

/s/ Xueliang Yue	Director
Xueliang Yue

/s/ Zihui Mo	Director
Zihui Mo

/s/ Guolan Li	Chairman of the Board
Guolan Li

/s/ Jamie Tseng	Director
Jamie Tseng

/s/ Hua Ling	Director
Hua Ling

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Renmin Tianli Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renmin Tianli Group, Inc. (formerly Aoxin Tianli Group, Inc.) and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

/s/ HHC

Forest Hills, New York

March 27, 2018

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$62,636,484	$54,458,026
Accounts receivable, net	52,276	60,283
Inventories, net	5,633,005	5,506,085
Advances to suppliers, net	—	1,129,477
Prepaid expenses	3,038	112,676
Other receivables, net	308,454	293,377
Total Current Assets	68,633,257	61,559,924

Long-term prepaid expenses, net	1,246,726	1,196,989
Plant and equipment, net	20,033,880	21,113,840
Biological assets, net	1,821,780	1,901,744
Intangible assets, net	2,324,787	2,403,637

Total Assets	$94,060,430	$88,176,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$2,142,573	$2,591,793
Accounts payable and accrued payables	3,956	5,327
Other payables	1,370,305	1,465,164
Total Current Liabilities	3,516,834	4,062,284

Commitments and contingent liabilities

Stockholders' Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 9,983,745 shares issued and 7,983,745 shares outstanding as of December 31, 2017 and and 7,988,245 shares issued and outstanding as of December 31, 2016)	31,934	31,952
Additional paid in capital	61,395,579	61,395,561
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	27,944,383	26,835,585
Accumulated other comprehensive income	(1,244,947)	(6,565,895)
Total Stockholders' Equity	90,543,596	84,113,850
Total Liabilities and Stockholders' Equity	$94,060,430	$88,176,134

See accompanying notes to consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016

Revenues	$27,003,803	$33,697,680
Cost of goods sold	22,755,339	27,290,471
Gross profit	4,248,464	6,407,209

Operating expenses:
General and administrative expenses	2,870,157	3,549,546
Selling expenses	315,647	409,614
Total operating expenses	3,185,804	3,959,160

Income from operations	1,062,660	2,448,049

Other income (expense):
Interest income, net	41,843	139,066
Subsidy income	—	22,524
Flood damange	—	(1,670,820)
Other income, net	4,295	2,258
Total other income (expense)	46,138	(1,506,972)

Income before income taxes	1,108,798	941,077

Income taxes	—	—
Net income from continuing operations	1,108,798	941,077

Discontinued operations:
Loss from operations of discontinued component, net of taxes	—	(3,149,566)
Gain from disposal of discontinued component, net of taxes	—	70,820

Net income (Loss)	1,108,798	(2,137,669)
Net loss attributable to noncontrolling interest	—	377,948
Net income (loss) attributable to Renmin Tianli Group Inc. common stockholders	1,108,798	(1,759,721)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	5,320,948	(6,352,105)

Comprehensive income (loss)	$6,429,746	$(8,111,826)

Earnings (losses) per share attributable to Aoxin Tianli Group Inc. common stockholders - basic and diluted:
Weighted-average shares outstanding, basic and diluted	7,984,682	8,061,349

Continuing operations - Basic & diluted	$0.14	$0.12
Discontinued operations - Basic & diluted	$—	$(0.38)

See accompanying notes to consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$1,108,798	$941,077
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,965,564	2,898,610
Amortization of prepaid expenses	134,396	242,304
Amortization of long-term prepaid expenses	105,097	106,818
Stock-based compensation	6,023	313,438
Fire damage	—	22,108
Flood damange	—	1,670,820
Destructed inventories from floods	—	662,792
Destructed biological assets from floods	—	163,280
Loss from disposal of biological assets	70,714	473,681
Changes in operating assets and liabilities:
Accounts receivable	11,416	222,995
Inventories	824,442	3,972,673
Prepaid expenses	(29,043)	(217,380)
Other receivables	3,258	(1,663)
Long-term prepaid expenses	(80,403)	(718)
Accounts payable and accrued payables	—	(24,958)
Other payables	92,213	(1,398,591)
Total adjustments	4,103,677	9,106,209
Net cash provided by operating activities from continuing operations	5,212,475	10,047,286
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by operating activities	5,212,475	10,047,286

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(103,676)	(105,374)
Purchase of plant and equipment	—	(2,960,399)
Net cash used in investing activities from continuing operations	(103,676)	(3,065,773)
Net cash provided by investing activities from discontinued operations	—	1,823,515
Net cash used in investing activities	(103,676)	(1,242,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash received from (deposited to) banks	—	9,032,064
Proceeds from short-term loans	2,073,521	2,709,619
Repayment of short-term loans	(2,665,956)	(12,042,752)
Net cash used in financing activities from continuing operations	(592,435)	(301,069)
Net cash provided by financing activities from discontinued operations	—	—
Net cash used in financing activities	(592,435)	(301,069)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,662,094	(3,702,830)

NET INCREASE IN CASH	8,178,458	4,801,129

CASH, BEGINNING OF YEAR	54,458,026	49,656,897

CASH, END OF YEAR	$62,636,484	$54,458,026

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$134,079	$82,313
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Shares issued to employees	$—	$(2,230,110)
Inventories received from prior year prepayments	$1,161,796	$6,464,135
Inventories transferred to biological assets	$549,532	$1,577,504
Cancelation of shares related to Hang-ao acquisition	$—	$(2,229,063)
Cancelation of shares related to employees' compensation	$18	$361,080

See accompanying notes to consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other	Noncontrolling
	Shares	Amoount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Interest	Total
Balance, December 31, 2015	8,295,995	$33,183	$61,743,410	$2,457,180	$28,595,306	$(1,018,861)	$1,356,359	$93,166,577

Cancelation of "earn-out" shares at Hang-ao acquisition	(261,750)	(1,047)	1,047	—	—	—	—	—
Cancelation of employees' compensation shares	(51,000)	(204)	(360,876)	—	—	—	—	(361,080)
2015 stock-based compensation to an investor relationship consulting firm	5,000	20	11,980	—	—	—	—	12,000
Disposal of a subsidary	—	—	—	(40,533)	—	805,071	(926,263)	(161,725)
Comprehensive income:
Net income	—	—	—	—	(1,759,721)	—	(377,948)	(2,137,669)
Unrealized foreign currency translation adjustment	—	—	—	—	—	(6,352,105)	(52,148)	(6,404,253)

Balance, December 31, 2016	7,988,245	31,952	61,395,561	2,416,647	26,835,585	(6,565,895)	—	84,113,850

Cancelation of employees' compensation shares	(4,500)	(18)	18	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	1,108,798	—	—	1,108,798
Unrealized foreign currency translation adjustment	—	—	—	—	—	5,320,948	—	5,320,948

Balance, December 31, 2017	7,983,745	$31,934	$61,395,579	$2,416,647	$27,944,383	$(1,244,947)	$—	$90,543,596

See accompanying notes to consolidated financial statements

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Renmin Tianli Group, Inc. (referred to herein as “Renmin Tianli”) (formerly known as “Aoxin Tianli Group, Inc.”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), and Fengze’s wholly -owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”) the remaining 5% equity interest owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company consummated into equity transfer agreements for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million). On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million). All of Renmin Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Renmin Tianli. The results of operations of Hang-ao is reflected in the Company’s consolidated financial statements as discontinued operations. HCS, WFOE, Fengze, Tianzhili, and Hang-ao are sometimes referred to as the “subsidiaries”. Renmin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Renmin Tianli was incorporated in the British Virgin Islands on November 9, 2009 as a limited liability company under the name Tianli Agritech, Inc. The Company is engaged in the business of breeding, raising, and selling hogs for use in China’s pork meat production and hog breeding by other hog producers. The Company also sells pork products directly to certain outlets. The Company operates eight production farms in areas around Wuhan City, within Hubei Province, People’s Republic of China (“PRC”). On July 18, 2014, Renmin Tianli’s wholly owned subsidiary, HCS, was incorporated in Hong Kong on November 24, 2009 as a limited liability company. Other than its equity interest in HCS, Renmin Tianli does not own any assets or conduct any operations.

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

On June 6, 2014, WFOE entered into a share purchase agreement with Fengze’s Principal Stockholders whereby WFOE acquired 100% of the equity interest of Fengze. On June 20, 2014, the Wuhan Municipal Commission of Commerce approved the ownership change, it was declared effective by the Wuhan Administrator for Industry & Commerce and WFOE became the holder of 100% of the equity interest of Fengze, and Fengze effectively became a wholly-owned subsidiary of the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, Tianzhili, and for the periods prior to its sale, Hang-ao. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of December 31, 2017 and 2016, balances in banks in the PRC were $62,636,484 and $54,458,026, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued no allowance for doubtful accounts at December 31, 2017 and 2016.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded no inventory reserve at December 31, 2017 and 2016, respectively.

Prepaid Expenses

Prepaid expenses at December 31, 2017 and 2016 totaled $3,038 and $112,676, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as an expense as suppliers provide services, in compliance with our accounting policy. For the years ended December 31, 2017 and 2016, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $134,396 and $242,304, respectively.

Advances to Suppliers

Advances to suppliers are stated at cost, net of an allowance for doubtful accounts and include prepayments to suppliers for merchandise and raw materials that had not yet been shipped to us. In compliance with our accounting policy we recognize prepayments as inventory or expense as suppliers make delivery of goods. The Company maintains allowances for doubtful accounts for estimated losses resulting from prepayments without future economic benefits to the Company. The Company reviews the advances to suppliers on a periodic basis and makes allowances where there is doubt as to the future economic benefits of individual balances. Advances to suppliers at December 31, 2017 and 2016 totaled $0 and $1,129,477, respectively, which were prepayments to the Company’s feed suppliers. The Company accrued no allowance for doubtful accounts at December 31, 2017 and 2016.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During 2016, the Company recorded $1,375,629 as a long-lived asset impairment loss for its plant and equipment. The loss reported in 2016 was caused by the flood which occurred in early July of the same year.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

In the second quarter of 2013, the Company entered into distribution agreements with supermarkets whereby the Company is permitted to sell specialty pork products in the supermarkets’ retail facilities. Consequently, management determined that as of the end of the second quarter of 2013, the Company was engaged in the retail business. As of December 31, 2017 and 2016, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31, 2017 and 2016.

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

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2017 and 2016. The calculation of basic and diluted earnings per share is net of tax.

Foreign Currency Translation

As of December 31, 2017 and 2016, the accounts of Renmin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.5342 per US dollar and RMB 6.945 per US dollar as of December 31, 2017 and 2016, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the years ended December 31, 2017 and 2016, the transactions of Renmin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. There rates were RMB 6.7518 and RMB 6.643 per US dollar for the years ended December 31, 2017 and 2016, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. During the years ended December 31, 2017 and 2016, the Company reported $6,023 and $313,438 as stock based compensation.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017 and 2016, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The updated guidance related to revenue recognition affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017(including interim reporting periods within those periods). The Company will adopt ASU No. 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company does not expect the impact on its consolidated financial statements to be material.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company will adopt ASU 2016-18 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.

Reclassification

Certain prior year balances were reclassified to conform to the current year's presentation with consideration of reflecting one of the Company’s subsidiaries, Hang-ao, as discontinued operations. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

Deconsolidation

On December 23, 2016, the Company sold 88% of Hang-ao’s equity interest for $3,913,894 in cash. Renmin Tianli recognized a gain of $70,820 from this transaction.

The following is a reconciliation of the deconsolidation:

Amount
Selling price	$3,913,894
Disposed assets and liabilities:
Cash	17
Current assets	1,554,722
Long-term prepaid expenses	—
Fixed assets and construction in progress	4,581,775
Intangible assets	—
Liabilities	(2,293,440)
3,843,074
Gain from disposal of subsidiary, net of income tax	$70,820

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2017	2016
Accounts receivable	$52,276	$60,283
Less: Allowance for doubtful accounts	—	—
	$52,276	$60,283

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the years ended December 31, 2017 and 2016, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	December 31,
	2017	2016
Raw materials—hogs	$477,436	$859,161
Work in process—biological assets	2,587,512	2,269,269
Infant hogs	2,568,057	2,377,655
Less: inventory reserve	—	—
	$5,633,005	$5,506,085

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2017 and 2016, the Company did not write down the value of its inventories. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—ADVANCES TO SUPPLIERS

The Company makes advances for materials or services the Company uses in its operations. Advances to suppliers mainly consisted of prepayments to suppliers for merchandise and raw materials which were mainly comprised of premix feeds. As of December 31, 2017 and 2016, advances to suppliers amounted to $0 and $1,129,477, respectively.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 6—OTHER RECEIVABLES

At December 31, 2017 and 2016, the Company reported other receivables of $308,454 and $293,377, respectively, including no allowance for doubtful receivables. The balances as of December 31, 2017 and 2016 included a deposit of $306,082 and $287,977 to a professional loan guarantee service company for short-term bank loans and issuance of the bank acceptance notes. During the years ended December 31, 2017 and 2016, the Company reported no allowance for doubtful accounts.

NOTE 7—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Long-term prepaid rental expenses	$1,844,537	$1,735,431
Less: Accumulated amortization	(597,811)	(538,442)
	$1,246,726	$1,196,989

Amortization expense for the years ended December 31, 2017 and 2016 was $105,097 and $106,818, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $105,097 per annum.

NOTE 8—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2017	2016
Buildings	$27,559,810	$25,929,635
Vehicles	449,248	422,675
Office equipment	477,843	449,578
Production equipment	5,230,262	4,920,889
	33,717,163	31,722,777
Less: Accumulated depreciation	(13,683,283)	(10,608,937)
	$20,033,880	$21,113,840

(i)	Depreciation expense was $2,329,784 and $2,388,912 for the years ended December 31, 2017 and 2016, respectively.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(ii)	Flood damage

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions. The Company estimated its total economic losses at $2,496,892, including $1,375,629 relating to our facilities, estimated damage compensation of $295,191 to local farmers participating in the Company’s black hog program, and $662,792 and $163,280 relating to our marketable hogs and breeder hogs, respectively, which were reported as part of cost of goods sold.

NOTE 9—BIOLOGICAL ASSETS

Biological assets consist of the following:

	December 31,
	2017	2016
Breeding hogs	$3,050,446	$2,777,870
Less: Accumulated amortization	(1,228,666)	(876,126)
	$1,821,780	$1,901,744

As of December 31, 2017 and 2016, $755,791 and $424,524 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the years ended December 31, 2017 and 2016 was $683,083 and $602,559, respectively.

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

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network. As of December 31, 2017 and 2016, the Company reported no impairment reserve for its intangible assets, respectively.

Intangible assets at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Land use rights	$1,622,509	$1,526,537
Distribution network	1,814,680	1,707,340
Less: Accumulated amortization	(1,112,402)	(830,240)
	$2,324,787	$2,403,637

Amortization expense for the years ended December 31, 2017 and 2016 was $222,554 and $226,198, respectively. The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2018	$222,554
2019	$222,554
2020	$222,554
2021	$222,554
2022	$222,554
Thereafter	$1,212,017

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,622,509	$—	$1,622,509
Distribution network	—	1,814,680	1,814,680
Less: Accumulated amortization	(431,897)	(680,505)	(1,112,402)
Balance as of December 31, 2017	$1,190,612	$1,134,175	$2,324,787

	Hog Farming	Retail	Total
Land use rights	$1,526,537	$—	$1,526,537
Distribution network	—	1,707,340	1,707,340
Less: Accumulated amortization	(360,722)	(469,518)	(830,240)
Balance as of December 31, 2016	$1,165,815	$1,237,822	$2,403,637

NOTE 11—SHORT-TERM LOANS

As of December 31, 2017 and 2016, the short-term loans are as follows:

	December 31, 2017	December 31, 2016
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$—	$1,151,908
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 24, 2017, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	—	1,439,885
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 21, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,071,286	$—
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,071,287	—
	$2,142,573	$2,591,793

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In the second quarter of 2016, the Company paid $67,906 to a guarantee service provider for providing a guarantee of the loans from Shanghai Pudong Development Bank. Amounts of $134,079 and $82,313 were recorded as interest expense for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company also made a cash deposit of $306,082 and $287,977 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 12—OTHER PAYABLES

Other payables at December 31, 2017 and 2016 were $1,370,305 and $1,465,164, respectively. Included in other payables as of December 31, 2017 and 2016 were mainly deposit payables of $1,267,805 and $1,455,165 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Subsequent to December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of December 31, 2017 and 2016, deposits from farmers were $1,267,805 and $1,455,165, respectively.

In early July 2016, the city of Wuhan had a record weekly rainfall of 22.6 inches. The rain collapsed more than 40,000 houses and forced the evacuation of nearly 1.5 million people in 11 regions, including the Enshi Autonomous Prefecture. The rain caused unrecoverable damage at 172 small-scale hog farms the Company had constructed for local independent farmers. The Company estimated its total economic losses at $2,496,892, including $1,375,629 relating to its facilities, damage compensation of $295,191 to local farmers participating in its black hog program, and $662,792 and $163,280 relating to its marketable hogs and breeder hogs, respectively, which were reported as part of its cost of goods sold. The cooperation agreements with the 172 damaged small-scale hog farms were terminated and the Company returned the relevant deposit payables of approximately $757,000 to the farmers.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The amortization of deposit payables for the years ended December 31, 2017 and 2016 was $269,857 and $319,059. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2018	$269,857
2019	$269,857
2020	$269,857
2021	$269,857
2022	$188,377

NOTE 13—INCOME TAXES

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

The table below summarizes the differences between the PRC statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2017	2016
Tax computed at China statutory rates	25%	25%
Effect of exempt rate on Hog Farming and Retail operations	(25%)	(25%)
Effective rate	—	—

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

As of December 31, 2017 and 2016, the Company reported no deferred tax assets or liabilities. The Company’s income tax returns since inception are subject to audit by regulatory authorities. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

NOTE 15—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of December 31, 2017 and 2016, it had 7,983,745 shares and 7,988,245 shares outstanding, respectively.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the years ended December 31, 2017 and 2016, the Company reported an amortization expense of $6,023 and $36,138, respectively.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vested in December 2016. The Company will recognize the compensation cost over the employees’ service period. 3 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares were canceled on March 8, 2016. In the first quarter of 2017, an additional 4,500 shares were canceled due to an employee resignation. For the years ended December 31, 2017 and 2016, the Company reported an amortization expense of $0 and $277,300.

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

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The following table summarizes the stock options outstanding as of December 31, 2017 and 2016 and the activity during the year ended December 31, 2017

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2016	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2017	15,750	$10.00
Exercisable at December 31, 2017	15,750	$10.00

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

The weighted average remaining contractual life for the options is 3.75 years. The market value of the Company’s common stock was $2.95 and $3.62 as of December 31, 2017 and 2016, respectively. The intrinsic value of the outstanding options and the warrants as of December 31, 2017 and 2016 was $0.

NOTE 16—STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

•	Making up cumulative prior years’ losses, if any;

•	Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

•	Allocations to the discretionary surplus reserve, if approved by the stockholders;

•	The transfer to the statutory reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to the statutory reserve. The reserves amounted to $2,416,647 as of December 31, 2017 and 2016.

NOTE 17—CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2017 and 2016, 100% of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company’s key customers are principally hog brokers, hog farmers and slaughterhouses, all of which are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the years ended December 31, 2017 and 2016, there was no customer that accounted for more than 10% of the Company’s revenue.

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

NOTE 18—GOVERNMENT SUBSIDIES

The Company received subsidies of $0 and $22,524 in the years ended December 31, 2017 and 2016, respectively. The subsidies were for recurring breeder hog subsidies during the year ended December 31, 2016.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 19—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of December 31, 2017 and 2016.

Lease obligations

The Company’s leases for office space that has a remaining term of 4 months. Also as a condition of being the holder of the land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the years ended December 31, 2017 and 2016 was $58,929 and $97,866, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at December 31, 2017 under all non-cancelable leases for years ending December 31:

Operating Leases
2018	$50,968
2019	$50,968
2020	$50,968
2021	$50,968
2022	$50,968
Thereafter	$1,183,379

NOTE 20—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of December 31, 2017, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Condensed financial information with respect to these reportable business segments for the years ended December 31, 2017 and 2016 is set forth below. The results of operations of Hang-ao are reflected as discontinued operations in the Company’s consolidated financial statements.

Year Ended December 31, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$24,428,704	$2,575,099	$27,003,803
Inter-segment revenues	—	—	—
Revenues from external customers	$24,428,704	$2,575,099	$27,003,803
Segment income	$1,287,065	$397,558	$1,684,623
Unallocated corporate loss			(575,825)
Income before income taxes from continuing operations			1,108,798
Income taxes			—
Net income			$1,108,798
Other segment information:
Depreciation and amortization	$2,738,487	$227,077	$2,965,564

Year Ended December 31, 2016	Hog Farming	Retail	Consolidated
Segment revenues	$31,449,253	$2,248,427	$33,697,680
Inter-segment revenues	—	—	—
Revenues from external customers	$31,449,253	$2,248,427	$33,697,680
Segment income	$1,645,538	$80,841	$1,726,379
Unallocated corporate loss			(785,302)
Income before income taxes from continuing operations			941,077
Income taxes			—
Net income from continuing operations			941,077
Discontinued operations:
Loss from operations of discontinued component, net of income taxes			(3,149,566)
Gain from disposal of discontinued component, net of income taxes			70,820
Net loss			$(2,137,669)
Other segment information:
Depreciation and amortization	$2,667,644	$230,966	$2,898,610

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Condensed financial status with respect to these reportable business segments as of December 31, 2017 and 2016 is as follows:

As of December 31, 2017	Hog Farming	Retail	Consolidated
Total segment assets	$92,683,533	$1,370,283	$94,053,816
Other unallocated corporate assets			6,614
			$94,060,430
Other segment information:
Expenditures for segment assets	$103,676	$—	$103,676

As of December 31, 2016
Total segment assets	$86,647,382	$1,459,273	$88,106,655
Other unallocated corporate assets			69,479
			$88,176,134
Other segment information:
Expenditures for segment assets	$3,065,773	$—	$3,065,773

NOTE 21—DISCONTINUED OPERATIONS

Discontinued operations primarily included our servo-valve business which was conducted via one of our disposed subsidiaries, Hang-ao. Results of operations, financial position and cash flows for the business are separately reported as discontinued operations for all periods presented.

During the fourth quarter of 2015, the Company determined to sell one of its subsidiaries, Hang-ao. Subsequently, on December 23, 2016, the Company entered into equity transfer agreements for the sales of its 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million), respectively. The equity transfer agreement for the sale of Hang-ao was completed with Zhongbicheng Holdings Co., Ltd.

2016 Financial Information for Discontinued Operations

Hang-ao
Operations
Revenues and other incomes	$113,729
Costs and expenses	3,263,295
Loss before taxes	(3,149,566)
Income taxes	—
Loss from discontinued operations, net of taxes	$(3,149,566)

Disposal
Gain on disposal before income taxes	$70,820
Income taxes	—
Gain on disposal, net of income taxes	$70,820

Loss from discontinued operations, net of taxes	$(3,078,746)