Form 10-Q
period 2018-03-31
RENMIN TIANLI GROUP, INC.
filed 2018-05-15
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2018, the Registrant had outstanding 9,983,745 shares of common stock, par value $0.004 per share.

RENMIN TIANLI GROUP, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 28, 2018.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

RNEMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$66,132,282	$62,636,484
Accounts receivable	64,689	52,276
Inventories, net	6,128,184	5,633,005
Due from related party	2,520	—
Prepaid expenses	10,829	3,038
Other receivables, net	320,888	308,454
Total Current Assets	72,659,392	68,633,257

Long-term prepaid expenses, net	1,268,892	1,246,726
Plant and equipment, net	20,228,549	20,033,880
Biological assets, net	1,721,428	1,821,780
Intangible assets, net	2,358,696	2,324,787

Total Assets	$98,236,957	$94,060,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$2,228,944	$2,142,573
Accounts payable and accrued liabilities	20,659	3,956
Other payables	1,582,672	1,370,305

Total Liabilities	3,832,275	3,516,834

Stockholders’ Equity:
Common stock ($0.004 par value, 25,000,000 shares authorized, 7,983,745 shares
issued and outstanding on March 31, 2018 and December 31, 2017, respectively)	31,934	31,934
Additional paid in capital	61,395,579	61,395,579
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	28,147,900	27,944,383
Accumulated other comprehensive income	2,412,622	(1,244,947)
Total Stockholders’ Equity	94,404,682	90,543,596
Total Liabilities and Stockholders’ Equity	$98,236,957	$94,060,430

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$7,229,531		$6,680,991
Cost of goods sold	6,059,603		5,742,884
Gross profit	1,169,928		938,107

General and administrative expenses	904,084		831,960
Selling expenses	80,873		77,748
Operating expenses	984,957		909,708

Income from operations	184,971		28,399

Other income:
Interest income, net	17,445		3,824
Other income, net	1,101		871
Total other income	18,546		4,695

Income before income taxes	203,517		33,094
Income taxes	—		—
Net income	$203,517		$33,094

Earnings per share – Basic and Diluted	$0.03	$	*
Weighted average shares outstanding – Basic and Diluted	7,983,745		7,987,495

Comprehensive income:
Net income	$203,517		$33,094
Unrealized foreign currency translation adjustment	3,657,569		656,765
Comprehensive income	$3,861,086		$689,859

*: Less than $0.005

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203,517	$33,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758,717	711,532
Amortization of prepaid expenses	6,770	50,198
Amortization of long-term prepaid expenses	27,751	25,750
Loss from disposal of biological assets	10,892	40,085
Stock-based compensation	—	2,008
Changes in operating assets and liabilities:
Accounts receivable	(10,181)	(4,491)
Inventories	(269,987)	623,252
Prepaid expenses	(14,346)	(17,903)
Other receivables	—	3,193
Accounts payable and accrued liabilities	16,344	14,679
Other payables	233,176	154,000
Net cash provided by operating activities	962,653	1,635,397

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to (from) related party	(2,520)	—
Net cash used in financing activities	(2,520)	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,535,665	425,673
NET INCREASE IN CASH	3,495,798	2,061,070
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,636,484	54,458,026
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,132,282	$56,519,096

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$31,130	$37,554
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Inventories received from prior year prepayments	$—	$282,791
Inventories transferred to biological assets	$5,133	$248,316
Cancelation of shares related to employees' compensation	$—	$18

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TOCONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Renmin Tianli Group, Inc. (referred to herein as “Renmin Tianli”) (formerly known as “Aoxin Tianli Group, Inc.”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), and Fengze’s wholly -owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”) the remaining 5% equity interest was owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company consummated into equity transfer agreements for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million). On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million). All of Renmin Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Renmin Tianli. HCS, WFOE, Fengze, Tianzhili, and Hang-ao are sometimes referred to as the “subsidiaries”. Renmin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

On April 30, 2018, as part of the effort to expand its agricultural activities, pursuant to an agreement dated September 20, 2017, the Company completed the acquisition of 10% of the outstanding equity of Youyang County Jinzhu Forest Development Co. Ltd. (“Jinzhu Forestry”), a bamboo cultivation and processing facility located in Youyang County, Chongqing. The acquisition was accomplished by acquiring from Ms. Qian Wang and Mr. Zhongli Xiong, for an aggregate of 2,000,000 shares of the Company’s common stock and 18 million RMB (approximately $2.8 million), all of the issued and outstanding capital stock of Chongqing Kangduo Commercial Trade Co., Ltd., a private corporation which holds 10% of the outstanding equity of Jinzhu Forestry.

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

Principles of Consolidation

We consolidate wholly-owned subsidiaries, HCS, WFOE, Fengze, and Tianzhili. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of March 31, 2018 and December 31, 2017, balances in banks in the PRC were $66,132,282 and $62,636,484, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued no allowance for doubtful accounts at March 31, 2018 and December 31, 2017.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded no inventory reserve at March 31, 2018 and December 31, 2017, respectively.

Prepaid Expenses

Prepaid expenses at March 31, 2018 and December 31, 2017 totaled $10,829 and $3,038, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the three months ended March 31, 2018 and 2017, the Company had amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $6,770 and $50,198, respectively.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2018 and 2017, the Company did not record impairment charges against its plant and equipment.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to any contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to revenue and to cost of revenue for the three months ended March 31, 2018 compared to the same period in 2017. There was no adjustment to beginning retained earnings on January 1, 2018.

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. The Company also sells specialty pork products to retailers and direct to consumers through the internet.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs they purchase.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

Segment Information

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

As of March 31, 2018 and December 31, 2017, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of March 31, 2018 and December 31, 2017.

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

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three month periods ended March 31, 2018 and 2017. The calculation of basic and diluted earnings per share is net of tax.

Foreign Currency Translation

As of March 31, 2018 and December 31, 2017, the accounts of Renmin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.281 and RMB 6.534 per US dollar as of March 31, 2018 and December 31, 2017, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the three months ended March 31, 2018 and 2017, the transactions of Renmin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.358 and RMB 6.889 per US dollar for the three months ended March 31, 2018 and 2017, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. During the three months ended March 31, 2018 and 2017, the Company reported $0 and $2,008 as stock based compensation.

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

As of March 31, 2018 and December 31, 2017, the Company did not have any environmental remediation obligations, nor did it have any asset retirement obligations under ASC 410. Furthermore, the Company did not have any environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). The Company adopted Topic 606 as of January 1, 2018. The new standard did not have a material impact on our condensed consolidated financial statements

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The Company adopted the new standard effective January 1, 2018. The new standard did not have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the new standard effective January 1, 2018. The new standard did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our condensed consolidated financial statements.

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable	$64,689	$52,276
Less: Allowance for doubtful accounts	—	—
	$64,689	$52,276

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. During the three months ended March 31, 2018 and 2017, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials—hogs	$610,439	$477,436
Work in process—biological assets	2,838,621	2,587,512
Infant hogs	2,679,124	2,568,057
Less: inventory reserve	—	—
	$6,128,184	$5,633,005

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of March 31, 2018 and December 31, 2017, the Company did not write down the value of its inventories. For the three months ended March 31, 2018 and 2017, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—OTHER RECEIVABLES

At March 31, 2018 and December 31, 2017, the Company reported other receivables of $320,888 and $308,454, respectively, including no allowance for doubtful receivables. The balances as of March 31, 2018 and December 31, 2017 included a deposit of $318,420 and $306,082 to a professional loan guarantee service company for short-term bank loans. During the three months ended March 31, 2018 and 2017, the Company reported no bad debt expense from the allowance for doubtful accounts.

NOTE 6—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Prepaid rental expenses	$1,871,758	$1,844,537
Less: Accumulated amortization	(602,866)	(597,811)
	$1,268,892	$1,246,726

Amortization expense for the three months ended March 31, 2018 and 2017 was $27,751 and $25,750, respectively. The estimated amortization expense of long-term prepaid expenses over each of the next five years and thereafter is $111,006 per annum.

NOTE 7—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Buildings	$28,670,803	$27,559,810
Vehicles	467,359	449,248
Office equipment	497,105	477,843
Production equipment	5,441,103	5,230,262
	35,076,370	33,717,163
Less: Accumulated depreciation	(14,847,821)	(13,683,283)
	$20,228,549	$20,033,880

Depreciation expense was $605,515 and $575,634 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 8—BIOLOGICAL ASSETS

Biological assets consist of the following:

	March 31,	December 31,
	2018	2017
Breeding hogs	$3,146,376	$3,050,446
Less: Accumulated amortization	(1,424,948)	(1,228,666)
	$1,721,428	$1,821,780

As of March 31, 2018 and December 31, 2017, $249,807 and $263,580 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the three month periods ended March 31, 2018 and 2017 was $165,929 and $147,022, respectively.

NOTE 9—INTANGIBLE ASSETS

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

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of the land use rights and 10 year life of acquired distribution network. As of March 31, 2018 and December 31, 2017, the Company reported no impairment reserve for its intangible assets, respectively.

Intangible assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Land use rights	$1,687,917	$1,622,509
Distribution network	1,887,833	1,814,680
Less: Accumulated amortization	(1,217,054)	(1,112,402)
	$2,358,696	$2,324,787

Amortization expense for the three month periods ended March 31, 2018 and 2017 was $59,084 and $54,529, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2018 (remaining)	$172,607
2019	$230,143
2020	$230,143
2021	$230,143
2022	$230,143
Thereafter	$1,265,517

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,687,917	$—	$1,687,917
Distribution network	—	1,887,833	1,887,833
Less: accumulated amortization	(461,920)	(755,134)	(1,217,054)
Balance as of March 31, 2018	$1,225,997	$1,132,699	$2,358,696

	Hog Farming	Retail	Total
Land use rights	$1,622,509	$—	$1,622,509
Distribution network	—	1,814,680	1,814,680
Less: accumulated amortization	(431,897)	(680,505)	(1,112,402)
Balance as of December 31, 2017	$1,190,612	$1,134,175	$2,324,787

NOTE 10—SHORT-TERM LOANS

As of March 31, 2018 and December 31, 2017, the short-term loans are as follows:

	March 31, 2018	December 31, 2017
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 21, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$1,114,472	$1,071,286
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,114,472	1,071,287
	$2,228,944	$2,142,573

No guarantee service charges were recorded as interest expense for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company made a cash deposit of $318,420 and $306,082 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 11—OTHER PAYABLES

Other payables at March 31, 2018 and December 31, 2017 were $1,582,672 and $1,370,305, respectively. Included in other payables as of March 31, 2018 and December 31, 2017 were mainly deposit payables of $1,246,221 and $1,267,805 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of March 31, 2018 and December 31, 2017, deposits from farmers were $1,246,221 and $1,267,805, respectively.

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

The amortization of deposit payables for the three months ended March 31, 2018 and 2017 was $71,811 and $65,653. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2018 (remaining)	$215,433
2019	$287,244
2020	$287,244
2021	$287,244
2022	$169,056

NOTE 12—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. As of March 31, 2018 and December 31, 2017, the Company had due from related party of $2,520 and $0, respectively.

NOTE 13—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of March 31, 2018 and December 31, 2017, it had 7,983,745 shares outstanding, respectively.

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the three months ended March 31, 2018 and 2017, the Company reported an amortization expense of $0 and $2,008, respectively.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the years ended December 31, 2016 and 2015, 4 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares and 4,500 shares were canceled on March 8, 2016 and March 13, 2017, respectively. For the three months ended March 31, 2018 and 2017, the Company reported no amortization expense.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options and warrants outstanding as of March 31, 2018 and December 31, 2017 and the activity during the three months ended March 31, 2018.

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2018	15,750	$10.00
Exercisable at March 31, 2018	15,750	$10.00

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

The weighted average remaining contractual life for the options is 3.5 years. The market value of the Company’s common stock was $2.28 and $2.95 as of March 31, 2018 and December 31, 2017, respectively. The intrinsic value of the outstanding options as of March 31, 2018 and December 31, 2017 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,416,647 as of March 31, 2018 and December 31, 2017.

Credit risk and major customers

As of March 31, 2018 and December 31, 2017, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the three months ended March 31, 2018 and 2017, there were no customers that accounted for more than 10% of the Company’s revenue.

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of March 31, 2018 and December 31, 2017.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years. As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the three month periods ended March 31, 2018 and 2017 was $37,189 and $23,556, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at March 31, 2018 under all non-cancelable leases for years ending December 31:

Operating Leases
2018 (remaining)	$111,568
2019	$153,489
2020	$158,457
2021	$54,125
2022	$54,125
Thereafter	$1,213,560

NOTE 16—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of March 31, 2018, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 is set forth below.

Three Months Ended March 31, 2018	Hog Farming	Retail	Consolidated
Segment revenues	$6,667,228	$562,303	$7,229,531
Inter-segment revenues	—	—	—
Revenues from external customers	$6,667,228	$562,303	$7,229,531
Segment income	$402,247	$46,666	$448,913
Unallocated corporate loss			(245,396)
Income before income taxes			203,517
Income taxes			—
Net income			$203,517
Other segment information:
Depreciation and amortization	$698,432	$60,285	$758,717

Three Months Ended March 31, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$5,973,539	$707,452	$6,680,991
Inter-segment revenues	—	—	—
Revenues from external customers	$5,973,539	$707,452	$6,680,991
Segment income(loss)	$187,121	$82,100	$269,221
Unallocated corporate loss			(236,127)
Income before income taxes from continuing operations			33,094
Income taxes			—
Net income			$33,094
Other segment information:
Depreciation and amortization	$655,894	$55,638	$711,532

Condensed financial status with respect to these reportable business segments as of March 31, 2018 and December 31, 2017 is as follows:

As of March 31, 2018	Hog Farming	Retail	Consolidated
Total segment assets	$96,849,494	$1,380,965	$98,230,459
Other unallocated corporate assets			6,498
			$98,236,957
Other segment information:
Expenditures for segment assets	$—	$—	$—

As of December 31, 2017
Total segment assets	$92,683,533	$1,370,283	$94,053,816
Other unallocated corporate assets			6,614
			$94,060,430
Other segment information:
Expenditures for segment assets	$103,676	$—	$103,676

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in this report and with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and 2017

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2018	2017	Net Change	Change
Revenues	$7,229,531	$6,680,991	$548,540	8.21%
Cost of goods sold	6,059,603	5,742,884	316,719	5.51%
Gross profit	1,169,928	938,107	231,821	24.71%
Selling, general and administrative expenses	984,957	909,708	75,249	8..27%
Income from operations	184,971	28,399	156,572	551.33%
Interest income, net	17,445	3,824	13,621	356.20%
Other income, net	1,101	871	230	26.41%
Total other income	18,546	4,695	13,851	295.02%
Income before income taxes	203,517	33,094	170,423	514.97%
Income taxes	—	—	—	n/a
Net income	$203,517	$33,094	$170,423	514.97%

The following table sets forth information as to the gross margin for our business segments for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three Months Ended March 31, 2018
	Hog Farming	Retail	Total
Revenues	$6,667	$563	$7,230
Cost of goods sold	$5,679	$381	$6,060
Gross profit	$988	$182	$1,170
Gross margin %	15%	32%	16%

	Three Months Ended March 31, 2017
	Hog Farming	Retail	Total
Revenues	$5,974	$707	$6,681
Cost of goods sold	$5,264	$479	$5,743
Gross profit	$710	$228	$938
Gross margin %	12%	32%	14%

Revenues. For the three months ended March 31, 2018, we had revenues of $7,229,531, as compared to revenues of $6,680,991 for the same period of 2017. Our revenues increased by $548,540 or approximately 8.21%. This increase in revenues reflected the impacts from the changes in exchange rates year over year.

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

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended March 31, 2018 and 2017.

Sales by Products

	Three Months Ended March 31,
	2018			2017
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	3,810	$265	$1,008,681	2,837	$245	$696,172
Market Hogs– regular hogs	22,308	$152	3,383,829	16,792	$169	2,845,478
Market Hogs– black hogs	11,255	$202	2,274,718	10,588	$230	2,431,889

Total	37,373	$178	$6,667,228	30,217	$198	$5,973,539

	Three Months Ended March 31,
	2018			2017
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	107,471	$5	$562,303	136,682	$5	$707,452
Total	107,471	$5	$562,303	136,682	$5	$707,452

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” increased 34% and 33% in the year over year period. As the average price per hog changed 8% and (10%), respectively, our revenues from the sale of regular breeder hogs and regular market hogs increased $312,509 and $538,351. As also can be seen from the above, during the three months ended March 31, 2018 the number of black market hogs sold slightly increased from the number sold in 2017, but the average price per hog decreased 12% in the year over year period. The major reason for the changes in our revenues was from the exchange rate difference year over year.

During the three months ended March 31, 2018, 107,471 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 21% decrease from the comparable period of the prior year. This decrease in volume coupled with the stable trend in the price received for specialty pork products resulted in a 21% year over year decrease in our revenues. We expect that sales of our specialty hog products will resume their growth in the second quarter.

Cost of goods sold. For the three months ended March 31, 2018, cost of goods sold was $6,059,603 as compared to $5,742,884 for the same period of 2017, an increase of $316,719, or 5.51%. The increase in cost of goods sold primarily results from the exchange rate difference. Cost of goods sold for our Retail segment was slightly decreased year over year. Excluding the effect of exchange rate change, our cost of goods sold was reduced 3% due to the reduction of our feed cost.

Profit Margins. Our gross margin increased to 16% in the three months ended March 31, 2018 from 14% in 2017. Our gross profit was $1,169,928 for 2018 as compared to $938,107 for 2017. This increase in our gross profit mainly reflected the impacts from the exchange rates.

Our gross margins from our Hog Farming and Retail segments were 15% and 32%, respectively, in the first quarter of 2018 as compared to 12% and 32% in the comparable period of 2017. The improvement in our gross profit from our Hog Farming segment was due to the reduction of our feed cost.

Expenses. Selling, general and administrative expenses increased by $75,249 in the first quarter of 2018 as compared to 2017. The increase was mainly from the effect of the exchange rate change and the accrued office rental.

Net Other Income. We had net other income of $18,546 during the three months ended March 31, 2018, compared to a net income of $4,695 in the first quarter of 2017, a minor increase of $13,851.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income. Our net income for the first quarter of 2018 and 2017 was $203,517 and $33,094, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 our working capital was $68,827,117 as compared to $65,116,423 at December 31, 2017. These funds are deposited in financial institutions located as follows:

	March 31, 2018		December 31, 2017
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	66,132,282	100%	62,636,484	100%
	$66,132,282	100%	$62,636,484	100%

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$962,653	$1,635,397
Net cash used in investing activities	—	—
Net cash used in financing activities	(2,520)	—
Exchange rate effect on cash	2,535,665	425,673
Net cash inflow	$3,495,798	$2,061,070

Cash Provided by Operating Activities

Cash from operating activities mainly consisted of our net income of $203,517 for the first quarter of 2018, supplemented by non-cash expenses of depreciation and amortization of $0.8 million, amortization of prepaid expenses and long-term prepaid expenses of $6,770 and $27,751, and an increase of $233,176 in other payables, which were partly offset by an increase of $269,987 in inventories.

Net cash provided by operating activities in the three months ended March 31, 2017 totaled $1,635,397. Cash flow pertaining to operating activities benefited from depreciation and amortization of $0.7 million, amortization of prepaid expenses and long-term prepaid expenses of $50,198 and $25,750, a decrease in inventory of $623,252, and were offset by a decrease of $1.1 million at our net income.

Cash Provided by (Used in) Investing Activities

No cash was used or generated in our investment activities during the first quarter of 2018 and 2017.

Cash Provided by(Used in) Financing Activities

Financing activities in the first quarter of 2018 consisted of an increase of $2,520 in the amount due from related party.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,229	$2,229	$—	$—	$—
Others	—	—	—	—	—
	$2,229	$2,229	$—	$—	$—

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to any contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after on or January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to revenue and to cost of revenue for the three months ended March 31, 2018 compared to the same period in 2017. There was no adjustment to beginning retained earnings on January 1, 2018.

The Company generates revenues from the business of breeding, raising, and selling hogs for use in Chinese pork meat production and the sale of hogs for breeding by other hog producers. The Company also sells specialty pork products to retailers and direct to consumers through the internet.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Cash payment, which sometimes is in the form of wired cash transfers to the Company’s bank account, is usually received by the Company at the time hogs are sold. Sold hogs and specialty pork are not returnable and accordingly, no provision has been made for returnable goods. The customers are responsible for shipping the hogs they purchase.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

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

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 28, 2018 which are incorporated by reference into this report.

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

Renmin Tianli Group, Inc.

May 15, 2018	By:	/s/Luchang Zhou
Luchang Zhou Chief Executive Officer

May 15, 2018	By:	/s/Hanying Li
Hanying Li Chief Financial Officer (Principal Financial and Accounting Officer)