Form 10-Q
period 2018-09-30
RENMIN TIANLI GROUP, INC.
filed 2018-11-28
CIK 1486299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2018 the Registrant had outstanding 10,033,745 shares of common stock, par value $0.004 per share.

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

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$61,410,223	$62,636,484
Accounts receivable	42,193	52,276
Inventories, net	5,162,872	5,633,005
Prepaid expenses	37,558	3,038
Other receivables, net	293,505	308,454
Total Current Assets	66,946,351	68,633,257

Investment	4,040,000	—
Long-term prepaid expenses, net	43,687	1,246,726
Plant and equipment, net	16,620,778	20,033,880
Biological assets, net	1,127,990	1,821,780
Intangible assets, net	2,047,492	2,324,787

Total Assets	$90,826,298	$94,060,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$2,037,280	$2,142,573
Accounts payable and accrued liabilities	122,503	3,956
Due to related party	47,480	—
Other payables	1,217,510	1,370,305
Total Liabilities	3,424,773	3,516,834

Stockholders’ Equity:
Common stock ($0.004 par value, 25,000,000
shares authorized, 10,033,745 shares and 7,983,745 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively)	40,134	31,934
Additional paid in capital	65,534,879	61,395,579
Statutory surplus reserves	2,416,647	2,416,647
Retained earnings	25,010,672	27,944,383
Accumulated other comprehensive loss	(5,600,807)	(1,244,947)
Total Stockholders’ Equity	87,401,525	90,543,596
Total Liabilities and Stockholders’ Equity	$90,826,298	$94,060,430

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$5,707,969	$6,790,580	$19,116,054	$19,693,731
Cost of goods sold	5,729,692	5,656,305	17,779,910	16,786,328
Gross profit (loss)	(21,723)	1,134,275	1,336,144	2,907,403

General and administrative expenses	649,634	686,415	2,245,189	2,219,404
Selling expenses	62,139	81,845	222,097	238,173
Operating expenses	711,773	768,260	2,467,286	2,457,577

Income (loss) from operations	(733,496)	366,015	(1,131,142)	449,826

Other income (expense):
Interest income	5,999	17,991	40,865	29,660
Loss from farm shutdown	(1,847,109)	—	(1,847,109)	—
Other income	1,476	1,200	3,675	3,236
Total other income (expense)	(1,839,634)	19,191	(1,802,569)	32,896

Income (loss) before income taxes	(2,573,130)	385,206	(2,933,711)	482,722
Income taxes	—	—	—	—
Net income (loss)	(2,573,130)	385,206	(2,933,711)	482,722

Earnings (loss) per share – Basic and Diluted	$(0.32)	$0.05	$(0.37)	$0.06
Weighted average shares outstanding – Basic and Diluted	8,017,078	7,987,495	8,028,189	7,984,995

Comprehensive income (loss):
Net income (loss)	$(2,573,130)	$385,206	$(2,933,711)	$482,722
Unrealized foreign currency translation adjustment	(3,196,930)	1,832,853	(4,355,860)	3,913,305
Comprehensive income (loss)	$(5,770,060)	$2,218,059	$(7,289,571)	$4,396,027

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,933,711)	$482,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,117,630	2,183,253
Amortization of prepaid expenses	49,492	126,250
Amortization of long-term prepaid expenses	77,820	78,283
Loss from disposal of biological assets	167,030	75,954
Stock-based compensation	107,500	6,023
Cost of goods sold related to farm shutdown	112,170	—
Loss from farm shutdown	1,847,109	—
Changes in operating assets and liabilities:
Accounts receivable	7,622	(23,623)
Inventories	73,984	1,042,803
Prepaid expenses	(84,490)	(27,247)
Other receivables	—	3,236
Long-term prepaid expense	—	(79,712)
Accounts payable and accrued liabilities	119,873	10,436
Other payables	108,113	36,784
Net cash provided by operating activities	1,770,142	3,915,162

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(1,544)	—
Net cash used in investing activities	(1,544)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	47,480	—
Proceeds from short-term loans	1,027,639	2,059,338
Repayment of short-term loans	(1,029,109)	(2,647,721)
Net cash provided by (used in) financing activities	46,010	(588,383)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,040,869)	2,605,863
NET INCREASE (DECREASE) IN CASH	(1,226,261)	5,932,642
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,636,484	54,458,026
CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,410,223	$60,390,668

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest expense paid	$98,095	$72,817
Income tax paid	$—	$—

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES:
Inventories received from prior year prepayments	$—	$1,153,850
Inventories transferred to biological assets	$12,867	$528,487
Shares issued for equity investment	$4,040,000	$—
Cancelation of shares related to employees' compensation	$—	$18

See accompanying notes to consolidated financial statements.

RENMIN TIANLI GROUP, INC. AND SUBSIDIARIES

NOTES TOCONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the financial statements of Renmin Tianli Group, Inc. (referred to herein as “Renmin Tianli”) (formerly known as “Aoxin Tianli Group, Inc.”); its wholly-owned subsidiary, HC Shengyuan Limited, a Hong Kong limited liability company (“HCS”); HCS’s wholly-owned subsidiary, Wuhan Aoxin Tianli Enterprise Investment Management Co., Ltd., a Chinese limited liability company and a wholly foreign owned entity (“WFOE”); WFOE’s wholly-owned subsidiary, Wuhan Fengze Agricultural Science and Technology Development Co., Ltd., a Chinese limited liability company (“Fengze”), and Fengze’s wholly-owned subsidiary, Hubei Tianzhili Breeder Hog Co., Ltd., a Chinese limited liability company (“Tianzhili”). On July 15, 2014, the Company acquired Hubei Hang-ao Servo-valve Manufacturing Technology Co., Ltd. (“Hang-ao”), a Chinese limited liability company located in Xiangyang, Hubei Province. In accordance with the acquisition agreement, Renmin Tianli became the holder of 88% of the equity interest of Hang-ao. Hang-ao was the sole shareholder of Beijing Sanqiang Tongwei Electromechanical Hydraulic Technology Development Co., Ltd. (“Sanqiang”) and engaged in the business of manufacturing and marketing electro-hydraulic servo-valves and related servo systems and components. On August 26, 2014, the Company entered into and consummated a stock purchase agreement whereby it acquired 95% of the outstanding equity of Wuhan Optical Valley Orange Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“OV Orange”). The remaining 5% equity interest was owned by Hubei Aoxin Science & Technology Group Co. Ltd., a company whose Chairman and principal shareholder is Mr. Ping Wang, the Company’s former Chairman and Chief Executive Officer. OV Orange is focused on delivering next-generation optical fiber hardware and software solutions for the security and protection industry and is also a sole shareholder of Wuhan Orange Optical Networking Technology Development Co., Ltd. (“Optical Networking”). During the fourth quarter of 2015, the Company determined to sell Hang-ao and OV Orange. Subsequently, on December 29, 2015, the Company consummated equity transfer agreements for the sale of its 95% equity interest in OV Orange for a purchase price of RMB 47.5 million ($7.3 million). On December 23, 2016, the Company completed equity transfer agreements with Zhongbicheng Holdings Co., Ltd. for the sale of its 88% equity interest in Hang-ao for a purchase price of RMB 26 million ($3.9 million). All of Renmin Tianli’s operations are conducted by Fengze and Tianzhili whose results of operations are consolidated into those of Renmin Tianli. HCS, WFOE, Fengze, Tianzhili, and Hang-ao are sometimes referred to as the “subsidiaries”. Renmin Tianli and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

On October 26, 2018, the Company entered into a share purchase agreement with the holders of the equity of Enshi Huacai Agricultural Development Co. Ltd. (“Enshi Huacai”). Enshi Huacai is a specialty chicken farm operator engaged in the production and distribution of selenium rich chickens as well as selenium rich eggs, organic manure and related specialty products.

The Agreement provides for the acquisition of 100% of the equity of Enshi Huacai in three stages. Within twenty business days of the date of the agreement the Company is to issue to designated shareholders of Enshi Haucai an aggregate of 2,000,000 shares of common stock for which the Company will receive 29% of the equity of Enshi Huacai. Within twenty working days after delivery of the first 2,000,000 shares of its common stock the Company shall deliver an additional 2,000,000 shares of common stock for which it will receive an additional 29% of the outstanding shares of Enshi Huacai. By the end of March, 2019, the Company is to deliver an additional 3,000,000 shares of its common stock to the owners of Enshi Huacai for which it will receive the remaining 42% of the outstanding shares of Enshi Huacai. As of the date of this report, the first 2 million shares have not been issued.

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

Cash

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. The Company maintained cash and cash equivalents with various financial institutions in the PRC. As of September 30, 2018 and December 31, 2017, balances in banks in the PRC were $61,410,223 and $62,636,484, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Management accrued no allowance for doubtful accounts at September 30, 2018 and December 31, 2017.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost, as determined by the weighted-average method, or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value if that is lower. Costs of raised animals include proportionate costs of breeding, including amortization of the breeding herd or biological assets, plus the costs of feed and other maintenance costs through the balance sheet date. Management inspects and monitors inventory on a continual basis. The Company recorded no inventory reserve at September 30, 2018 and December 31, 2017, respectively.

Prepaid Expenses

Prepaid expenses at September 30, 2018 and December 31, 2017 totaled $37,558 and $3,038, respectively, and includes prepayments to suppliers for services that had not yet been provided to us. We recognize prepayments as expense as suppliers provide services, in compliance with our accounting policy. For the nine months ended September 30, 2018 and 2017, the Company amortized its prepaid insurance expense, warehouse leasing expense, and service expense of $49,492 and $126,250, respectively. For the three months ended September 30, 2018 and 2017, the amortization of prepaid expenses was $19,094 and $31,828, respectively.

Equity Investment

Equity investment represents the Company's investment in privately held companies. For equity investments that are not considered as debt securities or equity securities that have readily determinable fair values and over which the Company neither has significant influence nor control through investment in common stock or in-substance common stock, the cost method is used.

Under the cost method, the Company carries the investment at cost and recognizes income to the extent of dividends received from the distribution of the equity investee's post-acquisition profits.

On September 28, 2018, the Company consummated an investment agreement with the holders of the equity of Junzhu Foresty Co., Ltd. (“Junzhu Foresty”) pursuant to which the Company issued 2 million shares of common stock, valued at $4,040,000, in exchange for 10% of the outstanding equity of Junzhu Foresty. The investment was reported with the cost method.

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

Impairment of Long-lived Assets

In accordance with US GAAP, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended September 30, 2018 and 2017, the Company recorded impairment charges of $771,392 and $0 against its plant and equipment.

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to any contracts which were not completed as of January 1, 2018. Results for reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. There was no impact to revenue and to cost of revenue for the nine months ended September 30, 2018 compared to the same period in 2017. There was no adjustment to beginning retained earnings on January 1, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company was operating in two segments, Hog Farming and Retail.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of September 30, 2018 and December 31, 2017.

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

Basic and Diluted Earnings (Loss) per Share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings (loss) per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings (loss) per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the nine month periods ended September 30, 2018 and 2017. The calculation of basic and diluted earnings (loss) per share is net of tax.

Foreign Currency Translation

As of September 30, 2018 and December 31, 2017, the accounts of Renmin Tianli were maintained and its financial statements were expressed in Chinese Renminbi (RMB). Such financial statements were translated into United States Dollars (USD) in accordance with US GAAP, with the RMB as the functional currency. All assets and liabilities are translated at the current exchange rates as of the balance sheet dates. These rates were RMB 6.867 and RMB 6.534 per US dollar as of September 30, 2018 and December 31, 2017, respectively. Stockholders’ equity is translated at the historical rates and items in the statements of operations and cash flows are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with US GAAP as a component of stockholders’ equity.

During the nine months ended September 30, 2018 and 2017, the transactions of Renmin Tianli were denominated and recorded in RMB and are translated at the average rates of exchange for the period. These rates were RMB 6.802 and RMB 6.798 per US dollar for the nine months ended September 30, 2018 and 2017, respectively. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the nine month periods ended September 30, 2018 and 2017, the Company recorded $107,500 and $6,023 as its stock-based compensation. During the three months ended September 30, 2018 and 2017, the Company reported $17,917 and $2,008 as stock based compensation.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any material environmental remediation obligations, nor did it have any material asset retirement obligations under ASC 410. Furthermore, the Company did not have any material environmental remediation loss contingencies requiring recognition or disclosure in its financial statements.

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

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$42,193	$52,276
Less: Allowance for doubtful accounts	—	—
	$42,193	$52,276

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of September 30, 2018 and 2017, the Company reported no allowance for doubtful accounts.

NOTE 4—INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials—hogs	$591,670	$477,436
Work in process—biological assets	2,383,628	2,587,512
Infant hogs	2,298,682	2,568,057
Less: inventory reserve	(111,108)	—
	$5,162,872	$5,633,005

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of September 30, 2018, the Company wrote down the value of its inventories by $111,108 due to the closure of a hog farm located in Enshi Autonomous Prefecture. For the nine months ended September 30, 2018 and 2017, the Company did not report any recovery gain from its impairment loss reserve. The term “Work in process—biological assets” has the meaning set forth above in Note 2—Biological Assets.

NOTE 5—OTHER RECEIVABLES

At September 30, 2018 and December 31, 2017, the Company reported other receivables of $293,505 and $308,454, respectively, including no allowance for doubtful receivables. The balances as of September 30, 2018 and December 31, 2017 included a deposit of $291,248 and $306,082 to a professional loan guarantee service company for short-term bank loans. During the nine months ended September 30, 2018 and 2017, the Company reported no bad debt expense from the allowance for doubtful accounts.

NOTE 6—LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for three parcels of land comprising the Company’s farm located in Enshi Prefecture. The prepaid rental expenses are being amortized using the straight-line method over the lease term of 21.33 years.

Long-term prepaid expenses at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Prepaid rental expenses	$1,712,032	$1,844,537
Less: Accumulated amortization	(602,811)	(597,811)
Less: Impairment loss	(1,065,534)	—
	$43,687	$1,246,726

Amortization expense for the nine months ended September 30, 2018 and 2017 was $77,820 and $78,283, respectively. Amortization expense for the three months ended September 30, 2018 and 2017 was $22,387 and $26,677, respectively.

Due to environmental concerns and development plans, during the third quarter of 2018, the Company received a notice from a local governmental agency which requires the Company to close its hog farm located in Enshi Autonomous Prefecture before the end of October 2018. As of the date of this report, this farm has been closed. As of September 31, 2018, the Company reported an impairment loss reserve of $1,065,534 related to the long-term rent which was prepaid for the three parcels of land used by the Company’s Enshi hog farm.

NOTE 7—PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2018	2017
Buildings	$26,224,161	$27,559,810
Vehicles	427,476	449,248
Office equipment	456,213	477,843
Production equipment	4,976,783	5,230,262
	32,084,633	33,717,163
Less: Accumulated depreciation	(14,699,764)	(13,683,283)
Less: Impairment loss	(764,091)	—
	$16,620,778	$20,033,880

Depreciation expense was $1,695,676 and $1,738,810 for the nine month periods ended September 30, 2018 and 2017. Depreciation expense was $486,491 and $589,717 for the three month periods ended September 30, 2018 and 2017, respectively.

Due to environmental concerns and development plans, during the third quarter of 2018, the Company received a notice from a local governmental agency which requires the Company to close its hog farm located in Enshi Autonomous Prefecture before the end of October 2018. As the date of this report, this hog farm has been closed. As of September 31, 2018, the Company reported an impairment loss reserve of $764,091 related to operating facilities used by the Company’s Enshi hog farm.

NOTE 8—BIOLOGICAL ASSETS

Biological assets consist of the following:

	September 30,	December 31,
	2018	2017
Breeding hogs	$2,569,840	$3,050,446
Less: Accumulated amortization	(1,441,850)	(1,228,666)
	$1,127,990	$1,821,780

As of September 30, 2018 and December 31, 2017, $0 and $263,580 of breeding hogs was a breed of black hogs. Amortization of the biological assets, included as a component of inventory, for the nine month periods ended September 30, 2018 and 2017 was $457,124 and $494,056, respectively. Amortization of the biological assets for the three month periods ended September 30, 2018 and 2017 was $131,475 and $187,531, respectively.

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

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the 50 year life of land use rights and the 10 year life of the acquired distribution network. As of September 30, 2018 and December 31, 2017, the Company reported no impairment reserve for its intangible assets.

Intangible assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Land use rights	$1,543,876	$1,622,509
Distribution network	1,726,734	1,814,680
Less: Accumulated amortization	(1,223,118)	(1,112,402)
	$2,047,492	$2,324,787

Amortization expense for the nine month periods ended September 30, 2018 and 2017 was $166,201 and $151,238, respectively. Amortization expense for the three month periods ended September 30, 2018 and 2017 was $47,812 and $56,330, respectively.

The estimated amortization expense of intangible assets for the next five years is as follow:

Year	Amount
2018 (remaining)	$53,953
2019	$215,810
2020	$215,810
2021	$215,810
2022	$215,810
Thereafter	$1,130,299

Activity related to intangible assets by business segments was as follows:

	Hog Farming	Retail	Total
Land use rights	$1,543,876	$—	$1,543,876
Distribution network	—	1,726,734	1,726,734
Less: accumulated amortization	(446,087)	(777,031)	(1,223,118)
Balance as of September 30, 2018	$1,097,789	$949,703	$2,047,492

	Hog Farming	Retail	Total
Land use rights	$1,622,509	$—	$1,622,509
Distribution network	—	1,814,680	1,814,680
Less: accumulated amortization	(431,897)	(680,505)	(1,112,402)
Balance as of December 31, 2017	$1,190,612	$1,134,175	$2,324,787

NOTE 10—SHORT-TERM LOANS

As of September 30, 2018 and December 31, 2017, the short-term loans are as follows:

	September 30, 2018	December 31, 2017
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 21, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	$—	$1,071,286
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 5.66%, due by June 22, 2018, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	—	1,071,287
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 6.53%, due by March 21, 2019, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,017,912	—
Loan payable to Shanghai Pudong Development Bank, annual interest rate of 7.13%, due by January 22, 2019, guaranteed by Wuhan Agriculture Guarantee Co., Ltd.	1,019,368	—
	$2,037,280	$2,142,573

No guarantee service charges were recorded as interest expense for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company made a cash deposit of $291,248 and $306,082 to Wuhan Agriculture Guarantee Co., Ltd. as collateral to secure the short-term bank loans. The deposit was reported as part of other receivables and will be returned when the Company repays the loans to Shanghai Pudong Development Bank.

NOTE 11—OTHER PAYABLES

Other payables at September 30, 2018 and December 31, 2017 were $1,217,510 and $1,370,305, respectively. Included in other payables as of September 30, 2018 and December 31, 2017 were mainly deposit payables of $1,006,897 and $1,267,805 for joint development agreements with cooperatives in Enshi Autonomous Prefecture.

Since the year ended December 31, 2011, the Company signed 7 joint development agreements with 7 local cooperatives in the Enshi Autonomous Prefecture in Hubei Province. Under these agreements, the Company provides funding to local independent farmers to construct small-scale hog farms in which the farmers will grow black hogs for sale to the Company. According to the joint development agreements, each participating farmer paid a deposit of approximately one-third of the construction cost of the hog farm to the Company upon completion of the respective hog farm. The deposit is amortized against the depreciation expense over a period of 10 years. Should the farmer withdraw from the program within this period, the deposit will be refunded proportionately. As of September 30, 2018 and December 31, 2017, deposits from farmers were $1,006,897 and $1,267,805, respectively.

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

For the nine months ended September 30, 2018 and 2017, the amortization of deposit payables was $201,371 and $200,851, respectively. The amortization of deposit payables for the three months ended September 30, 2018 and 2017 was $57,929 and $68,655. The following table sets forth the aggregate future amortization expected for the next five years:

Amortization
2018 (remaining)	$201,372
2019	$268,496
2020	$268,496
2021	$268,496
2022	$37

NOTE 12—RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. As of September 30, 2018 and December 31, 2017, the Company had amounts due to related parties of $47,480 and $0, respectively.

NOTE 13—CAPITAL STOCK

The Company is authorized to issue 25,000,000 shares of common stock, $0.004 par value, and as of September 30, 2018 and December 31, 2017, it had 10,033,745 shares and 7,983,745 shares outstanding, respectively.

On October 1, 2014, the Company granted 17,500 options with an exercise price of $10 to the non-employee directors with vesting of 5,750 options as of the date of grant, 6,000 options vesting in December 2015, and the final 5,750 options vesting in December 2016, contingent on the directors continuing to serve as board members. The options can be exercised through October 1, 2021. The Company recognizes the compensation cost over the recipients’ service period based on a Black Scholes valuation of the options as of the date of the grant. On July 2, 2015, one of the non-employee directors resigned. As a result, 1,750 of the 17,500 options were canceled. For the nine months ended September 30, 2018 and 2017, the Company reported an amortization expense of $0 and $4,015, respectively. For the three month periods ended September 30, 2018 and 2017, the amortization expense was $0 and $2,007.

On February 6, 2015, the Company issued 202,500 of its common shares to 7 employees pursuant to the Company’s 2014 Share Incentive Plan. Those shares were valued at $1,433,700; 81,000 shares vested as of the date of grant, 60,750 shares vested in December 2015, and 60,750 common shares vest in December 2016. The Company will recognize the compensation cost over the employees’ service period. During the years ended December 31, 2016 and 2015, 4 of the 7 employees, including the Company’s former CEO, resigned and the relevant unvested 51,000 shares and 4,500 shares were canceled on March 8, 2016 and March 13, 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company reported no amortization expense.

On September 7, 2018, the Company issued 50,000 shares of common stock to an outside service provider. The shares were valued at $107,500 and reported as stock based compensation during the nine month period of 2018.

The table below provides the estimated fair value of the director options, and the significant assumptions used to determine their values.

Director Options
Estimated Fair Value Per Option	$4.82
Stock Price at Date of Grant	$8.00
Assumptions:
Dividend Yield	0%
Stock Price Volatility	105.24%
Risk-Free Interest Rate	1.00%

The following table summarizes the stock options and warrants outstanding as of September 30, 2018 and December 31, 2017 and the activity during the nine months ended September 30, 2018.

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2017	15,750	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2018	15,750	$10.00
Exercisable at September 30, 2018	15,750	$10.00

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

The weighted average remaining contractual life for the options is 3.00 years. The market value of the Company’s common stock was $2.02 and $2.95 as of September 30, 2018 and December 31, 2017, respectively. The intrinsic value of the outstanding options as of September 30, 2018 and December 31, 2017 was $0.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income as the statutory reserve contribution. The reserve amounted to $2,416,647 as of September 30, 2018 and December 31, 2017.

Credit risk and major customers

As of September 30, 2018 and December 31, 2017, all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts

The Company’s key customers are located in the PRC. The Company has not entered into long-term supply contracts with any of these major customers. During the nine months ended September 30, 2018 and 2017, there were no customers that accounted for more than 10% of the Company’s revenue.

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations

NOTE 15—COMMITMENTS AND CONTINGENCIES

General

The Company follows ASC 450, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred. The Company has not accounted for any loss contingencies as of September 30, 2018 and December 31, 2017.

Lease obligations

The Company leases office space pursuant to a lease that has a remaining term of nine years. As the holder of land use rights for its hog farms, the Company makes rental payments to the government over the term of the land use rights, which range from 19 years to 50 years. The Company does not have capital leases. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Net rental expense relating to the Company’s operating leases for the nine month periods ended September 30, 2018 and 2017 was $74,285 and $47,208, respectively.

The following table sets forth the aggregate minimum future annual rental commitments at September 30, 2018 under all non-cancelable leases for years ending December 31:

Operating Leases
2018 (remaining)	$34,762
2019	$143,470
2020	$148,114
2021	$50,592
2022	$50,592
Thereafter	$1,134,345

NOTE 16—SEGMENT INFORMATION

The Company follows FASB ASC 280-Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluates their performance. As of September 30, 2018, the Company has two operating segments, “Hog Farming” and “Retail.” The Hog Farming segment consists of sales of breeder hogs and market hogs raised by the Company and participants in the black hog program. The Company’s Retail segment consists of selling specialty pork products through supermarkets and other outlets. The Company primarily evaluates performance based on income before income taxes excluding non-recurring items.

Condensed financial information with respect to these reportable business segments for the nine months and three months ended September 30, 2018 and 2017 is set forth below.

Nine Months Ended September 30, 2018	Hog Farming	Retail	Consolidated
Segment revenues	$18,091,237	$1,024,817	$19,116,054
Inter-segment revenues	—	—	—
Revenues from external customers	$18,091,237	$1,024,817	$19,116,054
Segment income (loss)	$(2,467,621)	$4,008	$(2,463,613)
Unallocated corporate loss			(470,098)
Loss before income taxes			(2,933,711)
Income taxes			—
Net loss			$(2,933,711)
Other segment information:
Depreciation and amortization	$1,974,118	$143,512	$2,117,630

Nine Months Ended September 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$17,742,045	$1,951,686	$19,693,731
Inter-segment revenues	—	—	—
Revenues from external customers	$17,742,045	$1,951,686	$19,693,731
Segment income	$658,940	$334,693	$993,633
Unallocated corporate loss			(510,911)
Income before income taxes from continuing operations			482,722
Income taxes			—
Net income			$482,722
Other segment information:
Depreciation and amortization	$2,041,421	$141,832	$2,183,253

Three Months Ended September 30, 2018	Hog Farming	Retail	Consolidated
Segment revenues	$5,535,008	$172,961	$5,707,969
Inter-segment revenues	—	—	—
Revenues from external customers	$5,535,008	$172,961	$5,707,969
Segment loss	$(2,444,949)	$(21,010)	$(2,465,959)
Unallocated corporate loss			(107,171)
Loss before income taxes			(2,573,130)
Income taxes			—
Net loss			$(2,573,130)
Other segment information:
Depreciation and amortization	$571,112	$36,737	$607,849

Three Months Ended September 30, 2017	Hog Farming	Retail	Consolidated
Segment revenues	$6,207,101	$583,479	$6,790,580
Inter-segment revenues	—	—	—
Revenues from external customers	$6,207,101	$583,479	$6,790,580
Segment income	$400,738	$81,531	$482,269
Unallocated corporate loss			(97,063)
Income before income taxes from continuing operations			385,206
Income taxes			—
Net income			$385,206
Other segment information:
Depreciation and amortization	$720,220	$44,703	$764,923

Condensed financial status with respect to these reportable business segments as of September 30, 2018 and December 31, 2017 is as follows:

As of September 30, 2018	Hog Farming	Retail	Consolidated
Total segment assets	$89,664,511	$1,155,388	$90,819,899
Other unallocated corporate assets			6,399
			$90,826,298
Other segment information:
Expenditures for segment assets	$1,544	$—	$1,544

As of December 31, 2017
Total segment assets	$92,683,533	$1,370,283	$94,053,816
Other unallocated corporate assets			6,614
			$94,060,430
Other segment information:
Expenditures for segment assets	$103,676	$—	$103,676

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with the Enshi Black Hog program, we have agreed to incur various costs and contribute various amounts to cover the costs of different aspects of the program. Since 2011, we signed 7 joint development agreements, generally for periods of 10 years, whereby the Company, the relevant governmental agencies and the cooperatives will assist participating farmers to breed and raise Enshi black hogs which will be purchased by us for resale as meat hogs or retained or sold as breeders at our discretion. Under these agreements, we provided funding to local independent farmers to construct small-scale hog rearing facilities on which the farmers grow black hogs for sale to us. Pursuant to these joint development agreements, title to these small-scale hog rearing facilities belongs to us and the local cooperatives (and the individual farmers) have the right to use them. We have constructed or purchased $11.24 million dollars of hog rearing facilities and equipment that is operational and included in plant and equipment. After providing the financing necessary for completion of the construction for 798 farms, we decided to stop providing capital to the program and focus on our black hog retail operations. The heavy rainfall in Wuhan in July 2016 damaged a number of these farms and as the result, the cooperation agreements with 172 damaged small-scale hog farms were terminated.

Results of Operations

Comparison of the Results of Operations for the Nine Months Ended September 30, 2018 and 2017

All amounts, other than percentages, are in U.S. dollars

	For Nine Months Ended September 30,			Percentage of
	2018	2017	Net Change	Change
Revenues	$19,116,054	$19,693,731	$(577,677)	(2.93%)
Cost of goods sold	17,779,910	16,786,328	993,582	5.92%
Gross profit	1,336,144	2,907,403	(1,571,259)	(54.04%)
Selling, general and administrative expenses	2,467,286	2,457,577	9,709	0.40%
Income (loss) from operations	(1,131,142)	449,826	(1,580,968)	(351.46%)
Interest income, net	40,865	29,660	11,205	37.78%
Loss from farm shutdown	(1,847,109)	—	(1,847,109)	n/a
Other income, net	3,675	3,236	439	13.57%
Total other income (loss)	(1,802,569)	32,896	(1,835,465)	(5579.60%)
Income (loss) before income taxes	(2,933,711)	482,722	(3,416,433)	(707.74%)
Income taxes	—	—	—	n/a
Net income (loss)	$(2,933,711)	$482,722	$(3,416,433)	(707.74%)

The following table sets forth information as to the gross margin for our business segments for the nine months ended September 30, 2018 and 2017 (dollars in thousands).

	Nine Months Ended September 30, 2018
	Hog Farming	Retail	Total
Revenues	$18,091	$1,025	$19,116
Cost of goods sold	$17,033	$747	$17,780
Gross profit	$1,058	$278	$1,336
Gross margin %	6%	27%	7%

	Nine Months Ended September 30, 2017
	Hog Farming	Retail	Total
Revenues	$17,742	$1,952	$19,694
Cost of goods sold	$15,483	$1,304	$16,787
Gross profit	$2,259	$648	$2,907
Gross margin %	13%	33%	15%

Revenues. For the nine months ended September 30, 2018, we had revenues of $19,116,054, as compared to revenues of $19,693,731 for the same period of 2017. Our revenues decreased by $577,677 or approximately 2.93%. This decrease in revenues reflected the increase in the volume of hogs sold which offset the decreases in the sales price for market hogs and the reduced volume in the sales to retail of black hog meat products.

During the nine months of 2018, the number of regular breeder hogs and regular market hogs sold increased 11% and 23%, respectively, over the comparable period of 2017. However, the sales price of regular market hogs and black market hogs decreased 1% and 13% year over year.

The tables below illustrates our sales of breeder hogs, market hogs, black hogs and specialty pork products for the nine months ended September 30, 2018 and 2017.

Sales by Products

	Nine Months Ended September 30,
	2018			2017
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	11,218	$246	$2,761,198	10,143	$248	$2,519,057
Market Hogs– regular hogs	67,268	$134	9,017,889	54,694	$154	8,441,742
Market Hogs– black hogs	38,139	$166	6,312,150	32,573	$208	6,781,246

Total	116,625	$155	$18,091,237	97,410	$182	$17,742,045

	Nine Months Ended September 30,
	2018			2017
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	229,733	$4	$1,024,817	395,835	$5	$1,951,686
Total	229,733	$4	$1,024,817	395,835	$5	$1,951,686

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” sold increased 11% and 23% in the nine months of 2018 over the same period of 2017. As the average price per breeder hog decreased 1% and the price per market hog decreased 13%, respectively, our revenues from the sale of regular breeder hogs and regular market hogs increased $242,141 and $576,147. As also can be seen from the above, during the nine months ended September 30, 2018 the number of black market hogs sold increased 17% from the number sold in 2017, but the average price per hog decreased 21% in the year over year period.

During the nine months ended September 30, 2018, 229,733 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 42% decrease from the comparable period of the prior year. This decrease in volume coupled with the decrease in the price received for specialty pork products resulted in a 47% year over year decrease in our revenues from the sale of specialty pork products.

Cost of goods sold. For the nine months ended September 30, 2018, cost of goods sold was $17,779,910 as compared to $16,786,328 for the same period of 2017, an increase of $993,582, or 5.92%. The increase in cost of goods sold primarily results from increases in feed costs. Cost of goods sold for our Retail segment decreased 43% year over year as a result of the decrease in volume.

Profit Margin. Our gross margin decreased to 7% in the nine months ended September 30, 2018 from 15% in 2017. Our gross profit was $1,336,144 for 2018 as compared to $2,907,403 for 2017. This decrease in our gross profit mainly reflects the impacts of reduced sales prices, increased feed costs and the liquidation of hogs from the farm closed in Enshi at reduced prices to comply with the requirement from local government to close this farm.

Our gross margins from our Hog Farming and Retail segments were 6% and 27%, respectively, in the nine months of 2018 as compared to 13% and 33% in the comparable period of 2017. The reduction in our gross profit from our Hog Farming and Retail segments was due to the factors which impacted our profit margin.

Expenses. Selling, general and administrative expenses slightly increased by $92,426 in the nine months of 2018 as compared to 2017.

Net Other Income (Loss). We had net other loss of $1,802,569 during the nine months ended September 30, 2018, compared to net income of $32,896 in the same period of 2017, a decrease of $1,835,465.

Due to environmental concerns and development plans, during the third quarter of 2018, the Company received a notice from Laifeng County which required the Company to close its hog farm located in Enshi Autonomous Prefecture before the end of October 2018. As a result, the Company reported a loss of $1,847,109 from the closure of this farm.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income (loss) for the nine months ended September 30, 2018 and 2017 was ($2,481,927) and $482,722, respectively.

Comparison of the Results of Operations for the Three Months Ended September 30, 2018 and 2017

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended September 30,			Percentage of
	2018	2017	Net Change	Change
Revenues	$5,707,969	$6,790,580	$(1,082,611)	(15.94%)
Cost of goods sold	5,729,692	5,656,305	73,387	1.30%
Gross profit (loss)	(21,723)	1,134,275	(1,155,998)	(101.92%)
Selling, general and administrative expenses	711,773	768,260	(56,487)	(7.35%)
Income (loss) from operations	(733,496)	366,015	(1,099,511)	(300.40%)
Interest income, net	5,999	17,991	(11,992)	(66.66%)
Loss from farm shutdown	(1,847,109)	—	(1,847,109)	n/a
Other income, net	1,476	1,200	276	23%
Total other income (loss)	(1,839,634)	19,191	(1,858,825)	(9685.92%)
Income (loss) before income taxes	(2,573,130)	385,206	(2,958,336)	(767.99%)
Income taxes	—	—	—	n/a
Net income (loss)	$(2,573,130)	$385,206	$(2,958,336)	(767.99%)

The following table sets forth information as to the gross margin for our business segments for the three months ended September 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended September 30, 2018
	Hog Farming	Retail	Total
Revenues	$5,535	$173	$5,708
Cost of goods sold	$5,588	$141	$5,729
Gross profit (loss)	$(53)	$32	$(21)
Gross margin %	(1%)	19%	0%

	Three Months Ended September 30, 2017
	Hog Farming	Retail	Total
Revenues	$6,207	$583	$6,790
Cost of goods sold	$5,267	$389	$5,656
Gross profit	$940	$194	$1,134
Gross margin %	15%	33%	17%

Revenues. For the three months ended September 30, 2018, we had revenues of $5,707,969, as compared to revenues of $6,790,580 for the same period of 2017. Our revenues decreased by $1,082,611 or approximately 15.94%. This decrease in revenues reflected the fact that decreases in sales prices for hogs were not offset by an increase in the number of our regular hogs and black market hogs sold.

The tables below illustrate our sales of breeder hogs, market hogs, black hogs and specialty pork products for the three months ended September 30, 2018 and 2017.

Sales by Products

	Three Months Ended September 30,
	2018			2017
	No. of Hogs Sold	Average Price/Hog	Sales	No. of Hogs Sold	Average Price/Hog	Sales
Breeder Hogs– regular hogs	3,602	$209	$753,473	3,962	$251	$996,106
Market Hogs– regular hogs	22,037	$123	2,705,191	19,978	$151	3,014,475
Market Hogs– black hogs	15,014	$138	2,076,344	11,074	$198	2,196,520

Total	40,653	$136	$5,535,008	35,014	$177	$6,207,101

	Three Months Ended September 30,
	2018			2017
	Kilogram	Average Price/kg	Sales	Kilogram	Average Price/kg	Sales
Market Hogs–specialty black hog pork products	56,943	$3	$172,961	121,031	$5	$583,479
Total	56,943	$3	$172,961	121,031	$5	$583,479

As can be seen from the above, the number of “regular breeder hogs” and “regular market hogs” changed (9%) and 10% in the year over year period. As the average price per breeder hog and market hog decreased 17% and 19%, respectively, our revenues from the sale of regular breeder hogs and regular market hogs decreased $242,633 and $309,284. As also can be seen from the above, during the three months ended September 30, 2018 the number of black market hogs sold increased 36% from the number sold in 2017, but the average price per hog decreased 30% in the year over year period.

During the three months ended September 30, 2018, 56,943 kilograms of black hog meat were used to produce specialty pork products sold in our retail business a 53% decrease from the comparable period of the prior year. This decrease in volume coupled with the downward trend in the price received for specialty pork products resulted in a 40% year over year decrease in our revenues from the sale of specialty pork products.

Cost of goods sold. For the three months ended September 30, 2018, cost of goods sold was $5,729,692 as compared to $5,656,305 for the same period of 2017, a slight increase of $73,387, or 1.30%.

Profit Margins. Our gross margin decreased to 0% in the three months ended September 30, 2018 from 17% in the comparable period of 2017. Our gross profit was $(21,723) for 2018 as compared to $1,134,275 for 2017. This decrease in our gross profit mainly reflected the impacts from decreased sales prices, increased feed costs and the liquidation of hogs from our farm in Enshi at reduced prices to comply with the requirement from the local government to close this hog farm.

Our gross margins from our Hog Farming and Retail segments were (1%) and 19%, respectively, in the third quarter of 2018 as compared to 15% and 33% in the comparable period of 2017. The reduction in our gross profit from our Hog Farming and Retail segments was due to reduced sales prices and increased feed costs.

Expenses. Selling, general and administrative expenses decreased by $56,487 in the third quarter of 2018 as compared to 2017. The decrease was primarily the result of our cost control over employee payrolls and insurance fees.

Net Other Income (Loss). We had net other loss of $1,839,634 during the three months ended September 30, 2018, compared to a net other income of $19,191 in the same period of 2017, a decrease of $1,858,825.

Due to the environmental concerns and city development plan, during the third quarter of 2018, the Company received a notice from a local governmental agency which requires the Company to close its hog farm located in Enshi Autonomous Prefecture before the end of October 2018. Resulting from the termination notice, the Company reported a loss of $1,847,109 from the hog farm shutdown.

Income Taxes. As an agricultural business, the Company is exempt from the Chinese income tax and our hog farming operations are exempt from VAT. With respect to our wholesale operations, we are engaged in breeding, processing, and distributing black hogs and black hog meats which are exempt from VAT taxes and corporate income tax as well.

Net Income (Loss). Our net income (loss) for the third quarter of 2018 and 2017 was ($2,573,130) and $385,206, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 our working capital was $63,521,578 as compared to $65,116,423 at December 31, 2017. These funds are deposited in financial institutions located as follows:

	September 30, 2018		December 31, 2017
Country	Dollar	%	Dollar	%
United States	$—	—	$—	—
China	61,410,223	100%	62,636,484	100%
	$61,410,223	100%	$62,636,484	100%

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$1,770,142	$3,915,162
Net cash used in investing activities	(1,544)	—
Net cash provided by (used in) financing activities	46,010	(588,383)
Exchange rate effect on cash	(3,040,869)	2,605,863
Net cash inflow (outflow)	$(1,226,261)	$5,932,642

Cash Provided by Operating Activities

Cash from operating activities mainly consisted of our net loss of ($2,933,711) for the nine months ended September 30, 2018, supplemented by non-cash expenses of depreciation and amortization of $2.1 million, amortization of prepaid expenses and long-term prepaid expenses of $49,492 and $77,820, and an increase of $108,113 in other payables and $119,873 in accounts payable and accrued payables, which were partly offset by an increase of $84,490 in prepaid expenses.

Net cash provided by operating activities in the nine months ended September 30, 2017 totaled $3,915,162. Cash flow pertaining to operating activities benefited from depreciation and amortization of $2.2 million, amortization of prepaid expenses and long-term prepaid expenses of $126,250 and $78,283, and a decrease in inventory of $1,042,803.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 totaled $1,544 related to purchases of new office equipment.

No cash was used or generated in our investment activities during the nine months of 2017.

Cash Provided by (Used in) Financing Activities

Financing activities for the nine months ended September 30, 2018 consisted of an increase of $47,480 in the amount due to a related party and proceeds of $1,027,639 from new short-term loans which partially offset by a repayment of $1,029,109.

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

Contractual Obligations and Off Balance Sheet Items

Contractual Obligations

We have certain fixed contractual obligations for which we have estimated our future payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may cause actual payments to differ from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2018 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Bank loans	$2,037	$2,037	$—	$—	$—
Others	—	—	—	—	—
	$2,037	$2,037	$—	$—	$—

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

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to any contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after on or January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact to revenue and to cost of revenue for the nine months ended September 30, 2018 compared to the same period in 2017. There was no adjustment to beginning retained earnings on January 1, 2018.

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

Renmin Tianli Group, Inc.

November 27, 2018	By:	/s/Luchang Zhou
Luchang Zhou Chief Executive Officer

November 27, 2018	By:	/s/Hanying Li
Hanying Li Chief Financial Officer (Principal Financial and Accounting Officer)